Form 10KSB
period 2004-12-31
S.E. ASIA TRADING COMPANY, INC.
filed 2005-06-10
CIK 1292087

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2004

S.E. ASIA TRADING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-118898	20-0507518
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1545 E. Interstate 30, Rockwall, Texas 75087

(Address of principal executive offices (zip code))

972-722-3300

(Registrant’s telephone number, including area code)

(Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past12 months and (2) has been  subject to such filing  requirement  for the past 90days.

                         X    YES                        NO

                     ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004:

$  -0-

Shares of common stock outstanding at December 31, 2004:    6,020,000

PART I.

ITEM 1.

DESCRIPTION OF BUSINESS

We were incorporated on January 28, 2004 in the State of Nevada as S.E. Asia Trading Company, Inc.  in order to sell jewelry and home accessories. We purchase jewelry directly from wholesalers in Thailand, thus cutting out some middlemen in the import of jewelry and we purchase home accessories from local importers and distributors. We opened our store in February 2004 and are raising money for additional inventory and to promote our store.

Sales in 2004 were $33,382. We sell imported jewelry such as rings, toe rings, necklaces, bracelets, hair ties and bands, and other costume jewelry. Jewelry items are imported from both China and Thailand. In addition to the lower priced costume styled jewelry, we also sell Sterling silver items, 24 carat gold plated items, pearls, and semi-precious stones. Home accessory items are imported soley from China and include clocks, lamps, hutches, accent pieces, and mirrors. All framed art for sale are produced and obtained locally.

We are an independent retailer of home accessories, framed art and jewelry. Our product offerings include:

Product

Manufacturing origin

Jewelry

Thailand

Home accessories

Domestic and Imported from China

Framed art

Local Texas wholesaler

We provide our customers with a wide selection of home accessories, jewelry and framed art. We operate out of a 3,500 square foot building in Rockwall, Texas, a growing suburb 30 miles east of Dallas, Texas on Interstate 30. We believe our customers shop here as a result of the stores’ convenient location and size, low price of key product categories, and quality. We have approximately $62,000 of inventory on hand.

Business Strategy

We serve a target customer in the middle to upper-middle income ranges. We are targeting these customers by focusing on what we believe are the key elements of retailing: convenient and appealing stores, merchandise value and selection, advertising, and customer service. We plan to continue to expand into new markets and strengthen our position in our current market areas utilizing existing and planned distribution infrastructure.

Principal Products or Services and Their Markets:

We offer a broad and competitive range of jewelry, home accessories, and framed art. The company seeks to meet the home merchandise needs of its immediate market area by offering a wide variety of quality merchandise and a more attractive price-to-value relationship than comparable home accessory and jewelry stores. This is achieved by:

1.

Wide variety of imported home accessories such as rugs, lamps, occasional tables, decorative trunks, and the like.

2.

Wide variety of imported jewelry.

3.

Wide variety of high-end quality framed art.

4.

Competitive pricing. Due to the company’s direct relationship with overseas manufacturers, markups are generally less than in those stores that buy through brokers and import agents. This allows the company to offer more aggressive pricing on comparable quality merchandise.

5.

Convenient shopper-friendly environment. The company is located in a well-traveled area in close proximity to a major Interstate with ample parking.

Expansion Strategy:

The company expects that expansion will occur primarily within its present geographic market area and will be focused in small to medium sized bedroom communities surrounding the Dallas/Ft. Worth Metroplex SMSA. The company may, in the future, expand into the urban markets of Dallas and Ft. Worth if the company deems there to be sufficient profit potential.

Merchandising and Marketing:

The company believes it has a distinctive niche in that it offers a wide variety of quality imported merchandise. The company believes its knowledge of its regional and local customer preferences enables the company to compete effectively in its region.

Marketing activities have been restricted by cash flow and as such have been limited to building signage and word of mouth advertising. As noted in Note 1 to the financial statements, we have incurred $38,034 in advertising/promotion through December 31, 2004. Going forward, through the proceeds of this offering, the company intends to increase marketing activities through printed circulars, newspapers, trade magazines and local television and radio commercial spots.

Purchasing:

The company’s buying activities are directed by the President of the company. Buying activities are facilitated by personal visits to Southeast Asia for sterling jewelry and local suppliers for home accessories and framed art. We anticipate more visits to these suppliers in the future to supplement our inventory.

Highly Competitive Pricing Strategy:

The company engages in a highly competitive pricing strategy enabling the company to offer high quality home accessories, jewelry and framed art at attractive prices. The company can offer aggressive pricing and maintain acceptable profit margins since the company buys directly from the manufacturer in the case of jewelry and home accessories, thereby eliminating middlemen, which tend to increase retail prices. In addition, pertaining to framed art, the company has been able to purchase their inventories at below wholesale prices through bulk buying.

Competition:

     The retail sale of home accessories, jewelry and framed art is a highly fragmented and competitive business. We believe that the primary elements of competition in our industry are merchandise (quality, style, selection, price and display), consumer credit offers, customer service, image and product oriented advertising and store location and design. The degree and source of competition vary by geographic area. We compete with numerous individual retail stores as well as chains and the better department stores. Department stores benefit competitively from more established name recognition in specific markets, a larger customer base due to their non-furnishings product lines and proprietary credit cards. Furniture manufacturers have also accelerated the opening of their own dedicated retail stores in an effort to control and protect the distribution prospects of their merchandise.

ITEM 2.

DESCRIPTION OF PROPERTY

The company rents a 3,000 square foot facility on a three year lease at the rate of $1,500 per month from a company controlled by a shareholder. The lease expires in July 2007.

ITEM  3.

LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2004.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is not currently quoted on any exchange.

Shareholders

As of December 31, 2004, there were 4 record holders of the Common Stock.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6

MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2004

We started our business in 2004 when we incorporated on January 28, 2004. As a new business we took time to develop our image and our marketing strategy. It has been almost a year since we opened and it appears our marketing is now paying dividends in the form of increased sales.

Results for the Period Ended December 31, 2004

Revenues for the period ended December 31, 2004 were $33,382.

Cost of goods sold were $14,703, thus giving us a gross profit of $18,678 or 60%. We expect that over time our gross profit percentage will remain similar as that is a reasonable expectation of our average gross margin.

Total operating expenses for the period were $150,481. Our highest expenses were advertising of $38,034 and rent of $18,000. Since we are a new business, we had many costs that were non-recurring one time costs which we estimate at $17,000.

Net loss for the period was $150,455.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of Lopez, Blevins, Bork & Associates, LLP appear on pages F-1 through F-7 of this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 8A.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2004, the following persons serve as directors and officers of the Company.

Thomas G. Miller

Chief Executive Officer, President, Chief Financial Officer and Director

Thomas G. Miller is our Chief Executive Officer, Chief Financial Officer and sole Director. Mr. Miller graduated from Lees Summit High School in 1967 and attended Kansas City School of Preaching from 1972 to 1974. He worked in commercial construction until 1998 when he became the Associate Pastor of Lakeshore Church where he served until 2002. In 2003, he was the managing director of Equally Yoked Christian Singles, a dating service in Dallas, Texas. In January 2004, he became president of S. E. Asia Trading Company, Inc. where he works full time.

ITEM 10.

EXECUTIVE COMPENSATION

Our executive officer received $23,290 in 2004.

ITEM 11.

SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2004, the following persons are known to the Company to own 10% or more of the Company's Voting Stock:

Name and Address	AMOUNT BENEFICIALLY OWNED*	Percent of Class

Thomas G. Miller 1545 E. Interstate 30 Rockwall, Texas 75087	5,000,000	77.21%

All directors and officers as a group (1 persons)	5,000,000	77.21%

     *    Unless otherwise indicated such person is the sole beneficial owner of the shares set forth opposite his name.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

None.

ITEM 13.

EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Public Accountant

Balance Sheet as of December 31, 2004

Statement of Operations - Period from Inception to December 31, 2004

Statement of Stockholders Equity - Period from Inception to December 31, 2004

Statement of Cash Flows - Period from Inception to December 31, 2004

Notes to Financial Statements

(b) The company filed the following Form 8-K’s in 2004.

None.

(c)

Exhibits

31

Certification

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditores, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 was $3,710.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.

S.E. ASIA TRADING COMPANY, INC.

By:

/s/ Thomas G. Miller

Thomas G. Miller

Chief Executive Officer & Chief Financial Officer

Dated: May 9, 2005

S. E. ASIA TRADING COMPANY, INC.

BALANCE SHEETS
December 31, 2004

ASSETS

Cash	$1,613
Inventory	56,552
Total current assets	58,165

Property, plant and equipment, net	18,638

Deposits	4,017

TOTAL ASSETS	$80,820

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable - related party	$1,500
Accrued expenses	12,844
Line of credit payable - related party	109,931
TOTAL CURRENT LIABILITIES	124,275

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized,	6,020
6,020,000 shares issued and outstanding
Additional paid-in-capital	100,980
Accumulated Deficit	(150,455)
Total Stockholders' Deficit	(43,455)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$80,820

See accompanying summary of accounting policies and notes to financial statements
F-2

S.E. ASIA TRADING COMPANY, INC.

STATEMENT OF OPERATIONS
For the Period from Inception (January 28, 2004) to December 31, 2004

Period from
Inception
(January 28, 2004)
to Dec 31, 2004

Sales	$33,382

Cost of sales	14,703

Gross profit	18,679

Operating expenses	150,481

Loss from operations	(131,802)

Other expenses:
Interest expense	(3,402)
Loss on sale of marketable securities	(15,251)
Total other income (expense)	(18,653)

Net loss	$(150,455)

Loss per share	($0.03)

Weighted average shares outstanding	5,993,077

See accompanying summary of accounting policies and notes to financial statements
F-3

S.E. ASIA TRADING COMPANY, INC.

STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
For the Perioid from Inception (January 28, 2004) to December 31, 2004

	Common		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Stock sold for cash and services
to founder	5,000,000	$5,000	$0	$0	$5,000

Stock issued for:
cash	400,000	$400	$19,600		$20,000
marketable securities	620,000	$620	$81,380		$82,000

Net Loss				($150,455)	($150,455)

Balance, Decemebr 31, 2004	6,020,000	$6,020	$100,980	($150,455)	($43,455)

S.E. ASIA TRADING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

The Company

S.E. Asia Trading Company, Inc. (“SE Asia”) was incorporated on January 28, 2004 under the laws of the State of Nevada.

Nature of our Business

SE Asia operates as a retailer of jewelry, framed art and home accessories.  The company is located in Rockwall, Texas.

Fiscal Year

The fiscal year for the company will end on December 31 of each year.

Basis of Accounting

SE Asia maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Net loss per share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since the Company has no potentially dilutive securities and because of the Company’s net loss.

Expense/ Revenue classification

The Company accounts for its shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Cost,  resulting in all payments for amounts paid to the company by customers for shipping and handling will be included under the heading: “Revenue”. Items classified as cost of goods sold include duty and import fees and inbound freight. These amounts are not significant. All other costs, including advertising and promotion, are categorized as general and administrative costs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Revenue Recognition

SE Asia recognizes revenue on point of sale or upon shipment. Our return policy on jewelry is to replace only defective merchandise and give in store credit only. On all other items, there is a policy of no returns, all sales are final; therefore we have not recorded a reserve for returns.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable.  Accounts deemed uncollectible are applied against the allowance for doubtful accounts.  The majority of SE Asia’s sales are cash on point of sale.

Cash

SE Asia considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market, with cost being determined on a specific identification basis.

Marketable Securities

Investments in the stock of public companies are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income.  Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense.  Declines in value that are judged to be other than temporary are reported in other income and expense.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Advertising

Advertising and promotion costs are expensed as incurred.  These expenses were $38,034 for the period ending December 31, 2004.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the period ended December 31, 2004, SE Asia incurred a net loss totaling $150,455, and at December 31, 2004 had negative working capital of $66,110.  Because of this loss, SE Asia will require additional working capital to develop its business operations.

SE Asia intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that SE Asia will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support SE Asia's working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, SE Asia will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to SE Asia.  If adequate working capital is not available SE Asia may not continue its operations.

SE Asia faces many factors in its ability to continue as a going concern, including but not limited to, the low cost of foreign imports, competition from larger and better capitalized stores, and its ability to create traffic to its retail store. To date, much of SE Asia’s activities have been focused on advertising and promotion to create it’s identity in the community, and its continued existence is dependent upon the public purchasing more goods, particularly in the higher priced items.

If SE Asia was unable to continue to purchase low cost foreign imported goods it could cause their margins to decrease or even for them to lose sales. Competition from larger and better capitalized stores could cause sales to be diverted from SE Asia to the competition because of their greater resources for advertising promotion and price cutting.

Should the above concerns materialize, it is conceivable that SE Asia would have to suspend or discontinue operations.

Management believes that the low cost of foreign imports will continue for the foreseeable future even under domestic economic and political pressure. Management has filed a registration statement with the U.S. Securities & Exchange Commission to raise funds to properly capitalize SE Asia which they believe will alleviate the concerns regarding uncertainty about its ability to continue as a going concern.

These conditions raise substantial doubt about SE Asia's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should SE Asia be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at December 31, 2004 are as follows:

Vehicles - trailer	$4,314
Furniture and fixtures	4,040
Leasehold improvements	13,362
21,716
Less: accumulated depreciation	(3,078)
$18,638

Depreciation expense totaled $3,078 for the period ended December 31, 2004.

NOTE 4 - LINE OF CREDIT - RELATED PARTY

SE Asia entered into an agreement for a line of credit with a financing company owned by a shareholder with a maximum borrowing base, as defined, of up to $120,000.  Advances under this line bear interest at the rate of 5.00% which is due monthly. The line of credit matures on April 1, 2006.  The line of credit is secured by all assets owned by SE Asia and the stock owned by the majority shareholder.  The balance outstanding on the note at December 31, 2004 was $107,181. The amount of interest included in the note balance is $2,402. Additionally, in December, $8,000 of inventory was exchanged for a reduction of $8,000 of the line of credit.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2004, there were 6,020,000 shares outstanding. The Company has not paid a dividend to its shareholders.

At inception, S.E. Asia issued 5,000,000 shares of stock to its founding shareholder for $500 cash and services valued at $4,500. The services were valued at market value of the services provided by the founder in setting up the company and organizing the business and its plan.

During the period ended December 31, 2004, SE Asia issued 400,000 shares of stock for cash at $20,000, in conjunction with SE Asia obtaining a line of credit.

During the period ended December 31, 2004, SE Asia issued 620,000 shares of stock for marketable securities valued at $82,000.

NOTE 6 - INCOME TAXES

For the period ended December 31, 2004, S.E. Asia incurred a net loss and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $150,000 at December 31, 2004, and will expire in the year 2024.

The provision for federal income tax consists of the following, calculated at the United States federal statutory rate of 15% for the period ended December 31:

2004
Current provision	$ -
Deferred provision	-
$ -

Deferred income taxes consist of the following at December 31:

2004

Long-term:

Net operating loss carry forward	$ 22,500

Valuation allowance	(22,500)

$ -

NOTE 7 - COMMITMENTS

SE Asia is renting retail space on a three year lease expiring in July 2007 from a company controlled by a shareholder.  The payments are $1,500 per month.  Total rent expense for the period ending December 31, 2004 is $18,000. Rent payable at December 31, 2004 is $1,500. The future minimum rental payments are:

2005

$ 18,000

2006

   18,000

2007

   10,500

Total

$ 46,500

NOTE 8 - SUBSEQUENT EVENTS

SE Asia filed a Form SB-1 with the U.S. Securities & Exchange Commission which became effective on December 30, 2004. As of April 30, 2004, SE Asia had sold 217,400 shares of common stock at $0.50 per share for a total of $108,700.

 Exhibit 31

CERTIFICATION

I, Thomas G. Miller, certify that:

1. I have reviewed this annual report on Form 10-KSB of S.E. Asia Trading Company, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2005

/s/ Thomas G. Miller

Thomas G. Miller

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S.E. Asia Trading Company, Inc. (the “Company”) on Form 10-KSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Thomas G. Miller, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas G. Miller

Thomas G. Miller

Chief Executive Officer and Chief Financial Officer

May 9, 2005