Form 10QSB
period 2005-03-31
S.E. ASIA TRADING COMPANY, INC.
filed 2005-06-10
CIK 1292087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-118898

S.E. ASIA TRADING COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada                                                                                                 20-0507518

(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

1545 e. Interstate 30, Rockwall, Texas 75087

(Address of principal executive offices)

  (972) 722-3300

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes :    No 9

As of April 30, 2005 there were 6,237,400 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        7

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                7

Item 2     Changes in Securities                                            7

Item 3     Default upon Senior Securities                                   7

Item 4     Submission of Matters to a Vote of Security Holders              7

Item 5     Other Information                                                7

Item 6     Exhibits and Reports on Form 8-K                                 7

S.E. ASIA TRADING COMPANY, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2005

(Unaudited)

ASSETS

Current assets
Cash	$ 28,673
Prepaid expenses	12,993
Advances for inventory	15,000
Inventory	59,582
Total current assets	116,248

Property and equipment, net	17,672

Deposits	2,255
$ 136,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 11,004
Line of credit - related party	90,881
Total liabilities	101,885

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 50,000,000 shares authorized, 6,212,900 shares issued and outstanding	6,213
Additional paid in capital	188,675
Accumulated deficit	(160,598)
Total Stockholders’ Equity	34,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 136,175

S.E. ASIA TRADING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2005	2004

Revenue	$ 49,275	$ 2,867

Cost of sales	23,528	1,564

Gross profit	25,747	1,303

Operating expenses:
Depreciation	966	294
Other general and administrative	34,135	49,947
Total operating expense	35,101	50,241
Income (loss) from operations	(9,354)	(48,938)

Other income (expense):
Loss on sale of marketable securities		(14,529)
Interest expense	(789)	(587)

Net income (loss)	$ (10,143)	$ (64,054)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	6,143,149	5,875,556

S.E. ASIA TRADING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,143)	$ (64,054)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	966	294
Loss on sale of marketable securities		14,529
Stock issued for services		4,500
Change in assets and liabilities:
Increase in prepaid expenses	(12,993)
Increase in advances for inventory	(15,000)
Increase in inventory	(3,030)	(63,600)
Increase in other assets		(3,255)
Increase in accrued expenses	( 3,340	1,400
CASH FLOWS USED IN OPERATING ACTIVITIES	(43,540)	(110,185)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(16,342)
Proceeds from marketable security sales	-	55,471
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(39,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock for cash	89,650	20,500
Increase (decrease) in debt	(19,050)	53,658
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	70,600	74,158

NET INCREASE IN CASH	27,060	3,102

Cash, beg. of period	1,613	-
Cash, end of period	$ 28,673	$ 3,102

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Stock issued for marketable securities	$ -	$ 82,000

S.E. ASIA TRADING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expense/ Revenue classification

The Company accounts for its shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Cost,  resulting in all payments for amounts paid to the company by customers for shipping and handling to be included under the heading: “Revenue”. Items classified as cost of goods sold include duty and import fees and inbound freight. These amounts are not significant. All other costs, including advertising and promotion, are categorized as general and administrative costs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Revenue Recognition

SE Asia recognizes revenue on point of sale or upon shipment. Our return policy on jewelry is to replace only defective merchandise and give in store credit only. On all other items, there is a policy of no returns, all sales are final. We have not recorded a reserve for returns due to immateriality.

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

Marketable Securities

SE Asia considers all marketable securities as classified as available for sale and reported at their current market value.

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

Advertising

Advertising and promotion costs are expensed as incurred.  These expenses were $6,339 and $4,960 for the three months ending March 31, 2005 and 2004 respectively.

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at March 31, 2005 are as follows:

Vehicles - trailer	$4,314
Furniture and fixtures	4,040
Leasehold improvements	13,362
21,716
Less: accumulated depreciation	(4,044)
$17,672

Depreciation expense totaled $966 for the three months ended March 31, 2005.

NOTE 4 - LINE OF CREDIT - RELATED PARTY

SE Asia entered into an agreement for a line of credit with a financing company owned by a shareholder with a maximum borrowing base, as defined, of up to $120,000.  Advances under this line bear interest at the rate of 5.00% which is due monthly. The line of credit matures on April 1, 2006.  The line of credit is secured by all assets owned by SE Asia and the stock owned by the majority shareholder.  The balance outstanding on the note at March 31, 2005 was $90,881.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At April 30, 2005, there were 6,237,400 shares outstanding. The Company has not paid a dividend to its shareholders.

NOTE 6 - COMMITMENTS

SE Asia is renting office space on a three year lease expiring in July 2007 from a company controlled by a shareholder.  The payments are $1,500 per month.  Total rent expense for the period ending March 31, 2005 is $4,500. The future minimum rental payments remaining are:

2005

$ 13,500

2006

   18,000

2007

   10,500

Total

$ 42,000

NOTE 7 - OTHER TRANSACTIONS

SE Asia recorded $12,993 in advertising credit in partial exchange for some of its sales. This amount is recorded as prepaid expense and will be used over the next few months. The revenue recognized is consistent with the revenue recognized in cash sales.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

We are an independent retailer of home accessories, framed art and jewelry. Our product offerings include:

Product

Manufacturing origin

Jewelry

Thailand

Home accessories

Domestic and Imported from China

Framed art

Local Texas wholesaler

We provide our customers with a wide selection of home accessories, jewelry and framed art. We operate out of a 3,500 square foot building in Rockwall, Texas, a growing suburb 30 miles east of Dallas, Texas on Interstate 30. We believe our customers shop here as a result of the stores’ convenient location and size, low price of key product categories, and quality. We have approximately $60,000 of inventory on hand.

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

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2005

Our fiscal quarter ended on March 31, 2005.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2005, were $49,275 compared with revenues for the three months ended March 31, 2004 of $2,867. The increase is  due to the company gearing up its plan of marketing and developing a presence in the market it serves, in addition to our store facility opening in late February 2004.

COST OF SALES AND GROSS PROFIT: Cost of sales rose from $1,564 in the three months ended March 31, 2004 to $23,528 for the same three months in 2005, due to the increase in sales. Gross profit dropped slightly as a percentage as more sales were made of goods that had a lower profit margin.

EXPENSES. Total expenses for the three months ended March 31, 2005, were $35,101 compared with expenses for the three months ended March 31, 2004 of $50,241, the decrease being due to some one time costs in the 2004 time period.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2005 was $10,143 compared to a net loss of $64,054 for the three months ended March 31, 2004, such decrease being due to the increase in revenue and gross profit. Our net loss per share for the period ended March 31, 2005 was $0.00 compared with net loss per share in the same period in 2004 of $0.01.

LIQUIDITY AND CAPITAL RESOURCES. In 2004 we filed a Registration statement under Form SB-1 with the U.S. Securities & Exchange Commission which became effective in December 2004, under which we raised $108,700 through April 30, 2005.

Employees

As of March 31, 2005, the Company had one employee.

NEED FOR ADDITIONAL FINANCING

The Company believes that the funds it raised in its SB-1 offering is sufficient to meet the Company's cash needs, including its plan of operation and the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders, other than the offering referred to in the preceding paragraph.

The Company's balance sheet as of March 31, 2005 reflects assets of 186,640. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2005.

(b)   Exhibits

Exhibit Number

Name of Exhibit

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S.E. ASIA TRADING COMPANY, INC.

By /s/ Thomas G. Miller

Thomas G. Miller, President, CFO

Date: May 9, 2005

EXHIBIT 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Thomas G. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of S.E. Asia Trading Company, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2005

/s/ Thomas G. Miller

Thomas G. Miller

President and Chief Executive Officer

EXHIBIT 31.2

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Thomas G. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of S.E. Asia Trading Company, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2005

/s/ Thomas G. Miller

Thomas G. Miller

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of S.E. Asia Trading Company, Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  May 9, 2005

/s/ Thomas G. Miller

Name: Thomas G. Miller

Title:  Chief Executive Officer

Dated:  May 9, 2005

/s/ Thomas G. Miller

Name: Thomas G. Miller

Title:  Chief Financial Officer