Form 10KSB/A
period 2004-12-31
S.E. ASIA TRADING COMPANY, INC.
filed 2005-06-16
CIK 1292087

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB/A

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

By:

/s/ Thomas G. Miller

Thomas G. Miller

Chief Executive Officer & Chief Financial Officer

Dated: May 9, 2005

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

  S.E. Asia Trading Company, Inc.

  Rockwall, Texas

We have audited the accompanying balance sheet of S.E. Asia Trading Company, Inc. as of December 31, 2004 and the related statements of loss, stockholders’ equity, and cash flows for the period from January 28, 2004 (Inception) through December 31, 2004.  These financial statements are the responsibility of S.E. Asia Trading Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S.E. Asia Trading Company, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the period from January 28, 2004 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that S.E. Asia Trading Company, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, S.E. Asia Trading Company, Inc has incurred losses through December 31, 2004 totaling $150,455 and has negative working capital of $66,110 as of December 31, 2004.  S.E. Asia Trading Company, Inc. will require additional working capital to develop its business until it either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about S.E. Asia Trading Company, Inc.’s ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Lopez, Blevins, Bork & Associates, LLP

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

May 20, 2005

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