Form 10QSB
period 2005-06-30
S.E. ASIA TRADING COMPANY, INC.
filed 2005-08-16
CIK 1292087

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          FROM THE TRANSITION PERIOD FROM ___________ TO ____________.

                        COMMISSION FILE NUMBER 333-118898

                     S.E. ASIA TRADING COMPANY, INC. (EXACT
           NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              NEVADA                                        20-0507518
              ------                                        ----------
    (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)




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

                                   YES [x] NO [ ]

AS OF JULY 29, 2005 THERE WERE 6,297,400 SHARES OF COMMON STOCK OF THE ISSUER OUTSTANDING

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        10

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                13
Item 2     Changes in Securities                                            13
Item 3     Default upon Senior Securities                                   13
Item 4     Submission of Matters to a Vote of Security Holders              13
Item 5     Other Information                                                13
Item 6     Exhibits and Reports on Form 8-K                                 13

                         S.E. ASIA TRADING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)


                                     ASSETS

Current assets
  Cash                                                                $   4,985
  Prepaid expenses                                                       10,826
  Inventory                                                              73,328
                                                                      ---------
    Total current assets                                                 89,139

Property and equipment, net                                              16,705

Deposits                                                                  3,515
                                                                      ---------
                                                                      $ 109,359
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  11,829
  Line of credit - related party                                         38,448
                                                                      ---------
Total liabilities                                                        50,277
                                                                      ---------


STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 50,000,000 shares
  authorized, 6,297,400 shares issued and outstanding                     6,298
Additional paid in capital                                              230,841
Accumulated deficit                                                    (178,057)
                                                                      ---------
  Total Stockholders' Equity                                             59,082
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 109,359
                                                                      =========


               See Accompanying Notes to the Financial Statements




                         S.E. ASIA TRADING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                Three Months   Three Months   Six Months     Period from
                                                   Ended          Ended          Ended       Inception
                                                  June 30,       June 30,       June 30,     Jan 28, 2004
                                                                                              To June 30,
                                                   2005            2004           2005           2004
                                                -----------    -----------    -----------    -----------
Revenue                                         $    36,965    $     8,580    $    86,240    $    11,447

  Cost of sales                                      10,826          2,860         34,353          4,424
                                                -----------    -----------    -----------    -----------

  Gross profit                                       26,139          5,720         51,887          7,023

Operating expenses:
  Depreciation                                          966            852          1,933          1,145
  Other general and administrative                   41,865         31,122         76,001         81,070
                                                 -----------    -----------    -----------    -----------
        Total operating expense                      42,831         31,974         77,934         82,215
                                                 -----------    -----------    -----------    -----------
  Income (loss) from operations                     (16,692)       (26,254)       (26,047)       (75,192)

  Other income (expense):
        Loss on sale of marketable securities                         (721)                      (15,250)
      Interest expense                                 (766)        (1,067)        (1,555)        (1,654)
                                                -----------    -----------    -----------    -----------

Net income (loss)                               $   (17,458)   $   (28,042)   $   (27,602)   $   (92,096)
                                                ===========    ===========    ===========    ===========

Net loss per share:
  Basic and diluted                             $     (0.00)   $     (0.00)   $     (0.00)   $     (0.02)
                                                ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                               6,265,439      6,020,000      6,205,366      5,960,523
                                                ===========    ===========    ===========    ===========

               See Accompanying Notes to the Financial Statements

                         S.E. ASIA TRADING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                            2005         2004
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (27,602)   $ (92,096)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                            1,933        1,145
     Loss on sale of marketable securities                               14,529
     Stock issued for services                                            4,500
Change in assets and liabilities:
   Prepaid expenses                                        (10,826)
   Inventory                                               (16,776)     (67,422)
   Other assets                                             (1,260)      (3,255)
  Accrued expenses                                          (2,515)       4,347
                                                         ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES                    (57,046)    (138,252)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                      --        (21,716)
  Proceeds from marketable security sales                     --         66,971
                                                         ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                       --         45,255
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock for cash                           131,901       20,500
  Increase (decrease) in debt                              (71,483)      75,928
                                                         ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 60,418       96,428

                                                         ---------    ---------
NET INCREASE IN CASH                                         3,372        3,431

  Cash, beg. of period                                       1,613         --
                                                         ---------    ---------
  Cash, end of period                                    $   4,985    $   3,431
                                                         =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                          $    --      $    --
  Income taxes paid                                      $    --      $    --

SUPPLEMENTAL CASH FLOW INFORMATION

  Stock issued for marketable securities                 $    --      $  82,000
                                                                      =========

               See Accompanying Notes to the Financial Statements

                         S.E. ASIA TRADING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

The Company

S.E. Asia Trading Company, Inc. ("SE Asia") was incorporated on January 28, 2004 under the laws of the State of Nevada.

Nature of our Business

SE Asia operates as a retailer of jewelry, framed art and home accessories. The company is located in Rockwall, Texas.

Basis of Accounting

SE Asia maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Net loss per share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since the Company has no potentially dilutive securities.

Expense/Revenue classification

The Company accounts for its shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Cost, resulting in all payments for amounts paid to the company by customers for shipping and handling to be included under the heading: "Revenue". Items classified as cost of goods sold include duty and import fees and inbound freight. These amounts are not significant. All other costs, including advertising and promotion, are categorized as general and administrative costs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Revenue Recognition

SE Asia recognizes revenue on point of sale or upon shipment. Our return policy on jewelry is to replace only defective merchandise and give in store credit only. On all other items, there is a policy of no returns, all sales are final therefore we have not recorded a reserve for returns.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The majority of SE Asia's sales are cash on point of sale.

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

Advertising

Advertising and promotion costs are expensed as incurred. These expenses were $19,494 and $17,128 for the six months ending June 30, 2005 and 2004 respectively.


NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at June 30, 2005 are as follows:

         Vehicles - trailer                     $  4,314
         Furniture and fixtures                    4,040
         Leasehold improvements                   13,362
                                                --------
                                                  21,716
         Less: accumulated depreciation          ( 5,011)
                                                $ 16,705
                                                ========

Depreciation expense totaled $1,933 for the six months ended June 30, 2005 respectively.


NOTE 4 - LINE OF CREDIT - RELATED PARTY

SE Asia entered into an agreement for a line of credit with a financing company owned by a shareholder with a maximum borrowing base, as defined, of up to $120,000. Advances under this line bear interest at the rate of 5.00% which is due monthly. The line of credit matures on April 1, 2006. The line of credit is secured by all assets owned by SE Asia and the stock owned by the majority shareholder. The principal balance outstanding on the note at June 30, 2005 was $34,991 and the accrued interest was $3,457 for a total amount due of $38,448.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At July 29, 2005, there were 6,297,400 shares outstanding. The Company has not paid a dividend to its shareholders.

NOTE 6 - COMMITMENTS

SE Asia is renting office space on a three year lease expiring in July 2007 from a company controlled by a shareholder. The payments are $1,500 per month. Total rent expense for the period ending June 30, 2005 is $9,000. The future minimum rental payments remaining are:

                                 2005             $  9,000
                                 2006               18,000
                                 2007               10,500
                                                 ---------
                                Total             $ 37,500

NOTE 7 - OTHER TRANSACTIONS

SE Asia recorded $17,103 in advertising credit in partial exchange for some of its sales. This amount was recorded as a prepaid expense.. During the quarter ended June 30, 2005 the company used $7,778 of the amount and anticipates utilizing the balance over the next few months. The revenue recognized from this transaction is consistent with the revenue recognized in cash sales.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

We are an independent retailer of home accessories, framed art and jewelry. Our product offerings include:

Product                                   Manufacturing origin
----------------                          --------------------------------
Jewelry                                   Thailand
Home accessories                          Domestic and Imported from China
Framed art                                Local Texas wholesaler

We provide our customers with a wide selection of home accessories, jewelry and framed art. We operate out of a 3,500 square foot building in Rockwall, Texas, a growing suburb 30 miles east of Dallas, Texas on Interstate 30. We believe our customers shop here as a result of the stores' convenient location and size, low price of key product categories, and quality. We have over $70,000 of inventory on hand.

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

RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2005

Our fiscal quarter ended on June 30, 2005. Any reference to the end of the fiscal quarter refers to the end of the second fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended June 30, 2005, were $36,965 compared with revenues for the three months ended June 30, 2004 of $8,580. Revenue for the six months ended June 30, 2005, were $86,240 compared with revenues for the six months ended June 30, 2004 of $11,447. The increase is due to the company gearing up its plan of marketing and developing a presence in the market it serves, in addition to our store facility opening in late February 2004.

GROSS PROFIT: Gross profit for the three months ended June 30, 2005 was $26,139 compared to $5,720 for the same three months in 2004, due to the increase in sales. Gross profit for the six months ended June 30, 2005 was $51,887 compared to $7,023 for the same three months in 2004. Gross profit dropped from 61% to 60% of sales.

EXPENSES. Total expenses for the three months ended June 30, 2005, were $42,831 compared with expenses for the three months ended June 30, 2004 of $31,974, the increase being due to an increase in our general activity including sales. Total expenses for the six months ended June 30, 2005, were $77,934 compared with expenses for the six months ended June 30, 2004 of $82,215, the decrease being due to the some one time costs in the 2004 time period.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2005 was $17,458 compared to a net loss of $28,042 for the three months ended June 30, 2004. Net loss for the six months ended June 30, 2005 was $27,602 compared to a net loss of $92,096 for the six months ended June 30, 2004, such decrease being due to the increase in revenue and gross profit. Our net loss per share for the period ended June 30, 2005 was $0.00 compared with net loss per share in the same period in 2004 of $0.02.

LIQUIDITY AND CAPITAL RESOURCES. In 2004 we filed a Registration statement under Form SB-1 with the U.S. Securities & Exchange Commission which became effective in December 2004, under which we raised $131,901 with offering expenses of $1,762 for a net of $130,139, in the first half of 2005.

Employees

As of June 30, 2005, the Company had one employee.

NEED FOR ADDITIONAL FINANCING

The Company believes that the funds it raised in its SB-1 offering are sufficient to meet the Company's cash needs, including its plan of operation and the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders, other than the offering referred to in the preceding paragraph.

The Company's balance sheet as of June 30, 2005 reflects assets of 186,640. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2005.

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

S.E. ASIA TRADING COMPANY, INC.

By /s/ Thomas G. Miller
-----------------------
       Thomas G. Miller, President, CFO

Date: July 29, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: July 29, 2005

/s/ Thomas G. Miller
    ----------------
    Thomas G. Miller
    President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: July 29, 2005

/s/ Thomas G. Miller
    ----------------
    Thomas G. Miller
    Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of S.E. Asia Trading Company, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  July 29, 2005

  /s/ Thomas G. Miller
      ----------------
Name: Thomas G. Miller
Title:  Chief Executive Officer



Dated:  July 29, 2005

  /s/ Thomas G. Miller
      ----------------
Name: Thomas G. Miller
Title:  Chief Financial Officer