Form 10QSB
period 2005-09-30
S.E. ASIA TRADING COMPANY, INC.
filed 2005-11-10
CIK 1292087

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

TO THE 1934 ACT REPORTING REQUIREMENTS

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

Yes :    No 9

As of October 28, 2005 there were 6,297,400 shares of Common Stock of the issuer outstanding

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

S.E. ASIA TRADING COMPANY, INC.

BALANCE SHEET

September 30, 2005

(Unaudited)

ASSETS

Current assets
Cash	$ 3,225
Accounts Receivable	1,522
Prepaid expenses	1,825
Inventory	69,928

Total current assets	76,500

Property and equipment, net	15,739

Deposits	3,515
$ 95,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 12,937
Line of credit - related party	41,914
Total liabilities	54,851

COMMITMENTS	-
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 50,000,000 shares authorized, 6,297,400 shares issued and outstanding	6,298
Additional paid in capital	230,841
Accumulated deficit	(196,236)
Total Stockholders’ Equity	40,903

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 95,754

See Accompanying Notes to the Financial Statements

S.E. ASIA TRADING COMPANY, INC.

 STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended Sept 30,	Three Months Ended Sept 30,	Nine Months Ended Sept 30,	Period from Inception Jan 28, 2004 To Sept 30,
	2005	2004	2005	2004

Revenue	$ 23,074	$ 4,966	$ 109,314	$ 16,413

Cost of sales	9,631	1,871	43,984	6,295

Gross profit	13,443	3,095	65,330	10,118

Operating expenses:
Depreciation	966	929	2,899	2,074
Other general and administrative	30,189	23,800	106,191	104,870
Total operating expense	31,155	24,729	109,090	106,944
Income (loss) from operations	(17,712)	(21,634)	(43,760)	(96,826)

Other income (expense):
Loss on sale of marketable securities		0		(15,250)
Interest expense	(466)	(731)	(2,021)	(2,385)

Net income (loss)	$ (18,178)	$ (22,365)	$ (45,781)	$ (114,461)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)

Weighted average shares outstanding:
Basic and diluted	6,297,400	6,020,000	6,236,044	5,960,523

See Accompanying Notes to the Financial Statements

S.E. ASIA TRADING COMPANY, INC.

 STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (45,781)	$ (114,461)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	2,899	2,074
Loss on sale of marketable securities		15,250
Stock issued for services		4,500
Change in assets and liabilities:
Prepaid expenses	(1,825)
Accounts Receivable	(1,522)
Inventory	(13,376)	(65,637)
Other assets	502	(4,184)
Accrued expenses	(1,407)	3,711
CASH FLOWS USED IN OPERATING ACTIVITIES	(60,510)	(158,747)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(21,717)
Proceeds from marketable security sales	-	66,750
CASH FLOWS USED IN INVESTING ACTIVITIES	-	45,033

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock for cash	130,139	20,500
Increase (decrease) in debt	(68,017)	94,274
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	62,122	114,774

NET INCREASE IN CASH	1,612	1,060

Cash, beg. of period	1,613	-
Cash, end of period	$ 3,225	$ 1,060

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Stock issued for marketable securities	$ -	$ 82,000

See Accompanying Notes to the Financial Statements

S.E. ASIA TRADING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The balance sheet of SE Asia as of September 30, 2005,  the related  statements of  operations  for the  three  and nine months  ended  September 30, 2005  and 2004 and the statements  of cash  flows for the three and nine  months  ended  September 30, 2005 and 2004 included in the financial statements have been prepared by SE Asia without audit.  In the opinion of  management,  the  accompanying  financial  statements include all adjustments (consisting of normal,  recurring adjustments) necessary to  summarize  fairly SE Asia’s  financial  position  and  results of operations.  The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full year or any other interim period.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Advertising

Advertising and promotion costs are expensed as incurred.  These expenses were $30,943 and $23,365 for the nine months ending September 30, 2005 and the period from January 28, 2004 (date of inception) to September 30, 2004 respectively.

NOTE 3 – PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at September 30, 2005 are as follows:

Vehicles - trailer	$4,314
Furniture and fixtures	4,040
Leasehold improvements	13,362
21,716
Less: accumulated depreciation	(5,977)
$15,739

Depreciation expense totaled $2,899 for the nine months ended September 30, 2005.

NOTE 4 – LINE OF CREDIT – RELATED PARTY

SE Asia entered into an agreement for a line of credit with a financing company owned by a shareholder with a maximum borrowing base, as defined, of up to $120,000.  Advances under this line bear interest at the rate of 5.00% which is due monthly. The line of credit matures on April 1, 2006.  The line of credit is secured by all assets owned by SE Asia and the stock owned by the majority shareholder.  The principal balance outstanding on the note at September 30, 2005 was $37,991 and the accrued interest was $3,923 for a total amount due of $41,914.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At October 28, 2005, there were 6,297,400 shares outstanding. The Company has not paid a dividend to its shareholders.

NOTE 6 – COMMITMENTS

SE Asia is renting office space on a three year lease expiring in July 2007 from a company controlled by a shareholder.  The payments are $1,500 per month.  Total rent expense for the nine months ending September 30, 2005 is $13,500. The future minimum rental payments remaining are:

2005

$   4,500

2006

   18,000

2007

   10,500

Total

$ 33,000

NOTE 7 - OTHER TRANSACTIONS

SE Asia recorded $17,103 in advertising credit in partial exchange for some of its sales in the quarter ended June 30, 2005. This amount was recorded as a prepaid expense. During the quarters ended June 30, 2005 and September 30, 2005 the company used $7,778 and $7,500 respectively of the amount and anticipates utilizing the remaining balance over the next few months.  The revenue recognized from this transaction is consistent with the revenue recognized in cash sales.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth in the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

We are an independent retailer of home accessories, framed art and jewelry. Our product offerings include:

Product	Manufacturing origin
Jewelry	Thailand
Home accessories	Domestic and Imported from China
Framed art	Local Texas wholesaler

We provide our customers with a wide selection of home accessories, jewelry and framed art. We operate out of a 3,500 square foot building in Rockwall, Texas, a growing suburb 30 miles east of Dallas, Texas on Interstate 30. We believe our customers shop here as a result of the stores’ convenient location and size, low price of key product categories, and quality. We have approximately $70,000 of inventory on hand.

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

RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2005

Our fiscal quarter ended on September 30, 2005.  Any reference to the end of the fiscal quarter refers to the end of the second fiscal quarter for the periods discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2005, were $23,074 compared with revenues for the three months ended September 30, 2004 of $4,966. Revenue for the nine months ended September 30, 2005, were $109,314 compared with revenues for the nine months ended September 30, 2004 of $16,413. The increase is due to the company gearing up its plan of marketing and developing a presence in the market it serves.

GROSS PROFIT: Gross profit for the three months ended September 30, 2005 was $13,443 compared to $3,095 for the same three months in 2004, due to the increase in sales. Gross profit for the nine months ended September 30, 2005 was $65,330 compared to $10,118 for the period from January 28, 2004 to September 30, 2004. Gross profit decreased from 61% to 60% of sales.

EXPENSES. Total expenses for the three months ended September 30, 2005, were $31,621 compared with expenses for the three months ended September 30, 2004 of $25,460, the increase being due to an increase in our general activity, mainly advertising. Total expenses for the nine months ended September 30, 2005, were $111,111 compared with expenses for the period from January 28, 2004 (date of inception) to September 30, 2004 of $109,329 and a loss from the sale of stock of $15,250, the expenses remaining stable as an absolute amount, but representing a decrease as a percentage of sales.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2005 was $18,178 compared to a net loss of $22,365 for the three months ended September 30, 2004. Net loss for the nine months ended September 30, 2005 was $45,781 compared to a net loss of $114,461 for the period from January 28, 2004 (date of inception) to   September 30, 2004, such decrease being due to the increase in revenue and gross profit. Our net loss per share for the period ended September 30, 2005 was $0.01 compared with net loss per share in 2004 of $0.02.

LIQUIDITY AND CAPITAL RESOURCES. In 2004 we filed a Registration statement under Form SB-1 with the U.S. Securities & Exchange Commission which became effective in December 2004, under which we raised $131,901 with offering expenses of $1,762 for a net of $130,139, in the first half of 2005.

Employees

As of September 30, 2005, the Company had one employee.

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

The Company's balance sheet as of September 30, 2005 reflects assets of $95,754. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended September 30, 2005.

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

Date: October 28, 2005

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

Date: October 28, 2005

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

Date: October 28, 2005

/s/ Thomas G. Miller

Thomas G. Miller

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of S.E. Asia Trading Company, Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  October 28, 2005

/s/ Thomas G. Miller

Name: Thomas G. Miller

Title:  Chief Executive Officer

Dated:  October 28, 2005

/s/ Thomas G. Miller

Name: Thomas G. Miller

Title:  Chief Financial Officer