Form 10KSB
period 2005-12-31
S.E. ASIA TRADING COMPANY, INC.
filed 2006-03-31
CIK 1292087

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

[X] YES	[ ] NO

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

[X] YES	[ ] NO

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2005:  $416,560

Shares of common stock outstanding at December 31, 2005:  6,441,400

PART I.

ITEM 1.

DESCRIPTION OF BUSINESS

We were incorporated on January 28, 2004 in the State of Nevada as S.E. Asia Trading Company, Inc.  to sell jewelry and home accessories. We purchase jewelry directly from wholesalers in Thailand, thus cutting out some middlemen in the import of jewelry and we purchase home accessories from local importers and distributors. We opened our store in February 2004.

Sales in 2005 were $134,347, compared to sales in 2004 of $33,382.  We sell imported jewelry such as rings, toe rings, necklaces, bracelets, hair ties and bands, and other costume jewelry. Jewelry items are imported from both China and Thailand. In addition to the lower priced costume styled jewelry, we also sell Sterling silver items, 24 carat gold plated items, pearls, and semi-precious stones. Home accessory items are imported solely from China and include clocks, lamps, hutches, accent pieces, and mirrors. All framed art for sale are produced and obtained locally.

We are an independent retailer of home accessories, framed art and jewelry. Our product offerings include:

Product

Manufacturing origin

Jewelry

Thailand

Home accessories

Domestic and Imported from China

Framed art

Local Texas wholesaler

We provide our customers with a wide selection of home accessories, jewelry and framed art. Our store is in a 3,000 square foot building in Rockwall, Texas.  The stores’ convenient location and size, the low price of key product categories, and the quality of our products create an advantage over our competitors. We have approximately $70,000 of inventory on hand.

Business Strategy

We serve a target customer in the middle to upper-middle income ranges. We target these customers by focusing on what we believe to be the key elements of retailing: convenient and appealing stores, merchandise value and selection, advertising, and customer service. We intend to expand into new markets and strengthen our position in our current market areas utilizing existing and planned distribution infrastructure.

We hope that expansion will occur primarily within our present geographic market area and will be focused in small to medium sized bedroom communities surrounding the Dallas/Ft. Worth Metroplex SMSA. We may, in the future, expand into the urban markets of Dallas and Ft. Worth if we deem there to be sufficient profit potential.

Principal Products or Services and Their Markets:

We offer a broad and competitive range of jewelry, home accessories, and framed art. We seek to meet the home merchandise needs of our immediate market area by offering a wide variety of quality merchandise and a more attractive price-to-value relationship than comparable home accessory and jewelry stores. This is achieved by:

1.

Wide variety of imported home accessories such as rugs, lamps, occasional tables, decorative trunks, and the like.

2.

Wide variety of imported jewelry.

3.

Wide variety of high-end quality framed art.

4.

Competitive pricing:  Due to our direct relationship with overseas manufacturers, markups are generally less than in those stores that buy through brokers and import agents.  This enables us to offer more aggressive pricing on comparable quality merchandise.

5.

Convenient shopper-friendly environment: We are located in a well-traveled area in close proximity to a major Intestate with ample parking.

Merchandising and Marketing:

We created a distinctive niche for ourselves by offering a wide variety of quality imported merchandise. We believe that our knowledge of our regional and local customer preferences enables us to compete effectively in our region.

Marketing activities have been restricted by cash flow and funds from our offering and as such have been limited to building signage and word of mouth advertising. As noted in Note 1 to the financial statements, we have incurred $48,217 and $38,034 in advertising/promotion for 2005 and 2004 respectively. Going forward, through the proceeds of this offering, we intend to increase marketing activities through printed circulars, newspapers, trade magazines and local television and radio commercial spots.

Purchasing:

Our President directs and coordinates our buying activities.  Buying activities are facilitated by visits to Southeast Asia for sterling jewelry and local suppliers for home accessories and framed art. We anticipate more visits to these suppliers in the future to supplement our inventory.

Highly Competitive Pricing Strategy:

We engage in a highly competitive pricing strategy that enables us to offer high quality home accessories, jewelry and framed art at attractive prices. We can offer aggressive pricing and maintain acceptable profit margins since we buy directly from the manufacturer in the case of jewelry and home accessories, thereby eliminating middlemen, which tend to increase retail prices. In addition, we have been able to purchase our framed art inventory at below wholesale prices through bulk buying.

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

Employees

At December 31, 2005, we had 1 full time employee.

Our employee is not represented by a labor union and we consider our relationships with him to be good.

ITEM 2.

DESCRIPTION OF PROPERTY

We rent a 3,000 square foot facility on a three year lease at the rate of $1,500 per month from a company controlled by a shareholder. The facility is located at 1545 East Interstate 30, Rockwall, Texas 75087.  The lease expires in July 2007.

ITEM  3.

LEGAL PROCEEDINGS

We are not involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 23, 2005, a majority of our shareholders (77.21%) consented, via written consent in lieu of a meeting, to allow our Board, in its sole discretion, to effect a forward or reverse stock split of our common stock based upon a ratio of up to 40:1 or 1:40; and, to change our corporate name if it becomes in the Company’s best interest to do so.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

FISCAL 2005

HIGH

LOW

Quarter ended March 31, 2004

n/a

n/a

Quarter ended June 30, 2004

n/a

n/a

Quarter ended September 30, 2004

n/a

n/a

Quarter ended December 31, 2004

n/a

n/a

Quarter ended March 31, 2005

n/a

n/a

Quarter ended June 30, 2005

$0.40

$0.40

Quarter ended August 31, 2005

$0.40

$0.40

Shareholders

As of December 31, 2005, there were approximately 100 record holders of the Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding Common Stock in the foreseeable future.

Warrants

We do not have any warrants outstanding.

Recent Sales of Unregistered Securities

On October 17, 2005, we entered into a consulting agreement with Tripoint Capital Advisors, LLC, a business consultant, in order to assist us in our business development, with the structuring of capital transactions, to provide mergers and acquisition support services, and corporate compliance support.  As consideration for their services under the agreement, we agreed to issue Tripoint 144,000 shares of our common stock.  We recorded an expense of $72,000 based on the IPO stock price of $.50 per share.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

ITEM 6 .

MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

Overview

We currently plan to expand to our operations into new markets and strengthen our position in our current market areas utilizing existing and planned distribution infrastructure.  However, because we were unable to generate sufficient funds from our offering and it appears that we may not have sufficient revenue from our operations to finance our expenses, we will be forced to either seek additional financing, which may not be available upon terms acceptable to us, or at all.  If we are unable to raise additional funds, we may be forced to curtail our expansion plans.

We have also begun considering a merger or acquisition with a third party company either in our industry or in another industry.  Our majority shareholder recently approved by written consent our Board of Director’s ability to split or reverse split our stock, our ability to change our corporate name and our ability to redomicile to a foreign jurisdiction, if the Board feels, in its discretion, that such changes would be necessary and proper in order to attract a merger candidate or consummate a merger with a third party company upon terms which are favorable to us and our shareholders.  To date, we have had limited discussions with potential merger candidates but have not entered into any formal or informal agreements with any such candidate.

Results for the Period Ended December 31, 2005 compared to December 31, 2004

Revenues for the year ended December 31, 2005 were $134,348 compared to sales for the period ended December 31, 2004 of $33,382.

Cost of goods sold were $61,473 in 2005 compared to $14,703 in 2004, thus giving us a gross profit of $72,875 in 2005 or 54% compared to $18,678 in 2004 or 56%. We expect that over time our gross profit percentage will remain similar as that is a reasonable expectation of our average gross margin.

Total operating expenses for 2005 were $224,139 compared to the prior year of $150,481. Our highest expenses were advertising of $48,217 and $38,034 in 2005 and 2004 respectively, and rent of $18,000 in both years.

In 2005, we also had a one time expense of $72,000 of consulting fees, paid for by the issuance of common stock, to help us raise capital or advise us on recapitalizing the business.

Net loss for 2005 was $154,324 compared to the prior year loss of $150,455.

Liquidity and capital resources

In 2004 the Company filed a Registration statement under Form SB-1 with the U.S. Securities & Exchange Commission which became effective in December 2004, under which we raised $138,423 with offering expenses of $8,562 for a net of $129,861, for the year ended December 31, 2005.  At December 31, 2005 the Company had $677 of cash.

SE Asia has an accumulated deficit through December 31, 2005 totaling $304,779, and at December 31, 2005 had negative capital of $12,668. Because of these recurring losses, SE Asia will require additional working capital to develop its business operations.

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

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the independent auditors' report thereon of Lopez, Blevins, Bork & Associates, LLP appear on pages F-1 through F-7 of this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 8A.

CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based up on their evaluation of those controls and procedures performed within 90 days of the filings date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)	Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2005, the following persons serve as our directors and officers.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2005.

Code of Ethics

We have always encouraged our employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure.  Although we do not have a formal written code of ethics, due to our lack of operations and the fact that we only have one employee, we intend to adopt a formal written code of ethics for our executive officers, directors and employees once our staff increases.

Our codes of ethics will be designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations.  The codes will also incorporate our expectations of our executives that will enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  Once we our codes of ethics are complete, we will file them with the Commission.

ITEM 10.

EXECUTIVE COMPENSATION

Our executive officer received $23,290 in 2004 and $25,410 in 2005.

ITEM 11.

SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

As of December 31, 2005, the following persons are known to us to own 5% or more of our voting stock:

:

                                                     AMOUNT

PERCENT

Name and Address                    BENEFICIALLY OWNED*             OF CLASS

Thomas G. Miller                                5,000,000

77.62%

1545 E. Interstate 30

Rockwall, Texas 75087

___________________________________________________________________________

All directors and officers                      5,000,000

77.62%

as a group (1 persons)

Thomas G. Miller                                5,000,000

77.62%

1545 E. Interstate 30

Rockwall, Texas 75087

Gary V. Pilant

  500,000

  7.94%

1806 Cottonwood Valley Circle S

Irving, Texas 75039

Lynn Management, LLC**

  400,000

  6.35%

709-B West Rusk #580

Rockwall, Texas 75087

___________________________________________________________________________

All 5% or more shareholders               5,900,000

91.91%

as a group (3 persons)

     *    Unless otherwise indicated such person is the sole beneficial owner of the shares set forth opposite his name.

   **

Beneficially owned by Charles Smith

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

We entered into an Amended and Restated Revolving Credit Arrangement on January 28, 2004 with Southeast Asia Trading Company, LLC, and Lynn Management, LLC, the Lender.  As of January 28, 2004, we, along with Southeast Asia Trading Company, LLC had already received $96,820.85 and owed accrued interest of $2,384.52 for a total of $99,105.37. However, we sought to increase the revolving credit arrangement to $120,000 for additional working capital.  Collateral for the loan includes all of our assets and business interests, as well as all of our common stock that Thomas G. Miller, our Chief Executive and Financial Officer owns, which is approximately 5,000,000 shares.  The loan has an interest rate of 5% per annum, compounded monthly and is due on April 1, 2006.   Upon the occurrence of an event of default, Lender may attach and apply any profits accrued by us, to cure the default or to apply on account of any indebtedness under the Revolving Credit Arrangement due and owing.  At December 31, 2005, the balance owing on the Revolving Credit Arrangement was $60,826 and owed accrued interest of $4,963.

ITEM 13.

EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Public Accountant

Balance Sheet as of December 31, 2005

Statement of Operations - Year ended December 31, 2005 and Period from Inception to December 31, 2004

Statement of Stockholders Equity - Period from Inception to December 31, 2005

Statement of Cash Flows - Year ended December 31, 2005 and Period from Inception to December 31, 2004

Notes to Financial Statements

(b) The company filed the following Form 8-K’s in 2005.

None.

(c)

Exhibits

31

Certification

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 was $16,500.

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

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

S.E. Asia Trading Company, Inc.

Rockwall, Texas

We have audited the accompanying balance sheet of S.E. Asia Trading Company, Inc. as of December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and the period from January 28, 2004 (Inception) through December 31, 2004. These financial statements are the responsibility of S.E. Asia Trading Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S.E. Asia Trading Company, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 and the period from January 28, 2004 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that S.E. Asia Trading Company, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, S.E. Asia Trading Company, Inc has an accumulated deficit through December 31, 2005 totaling $304,779 and has a working capital of deficit of $12,668 as of December 31, 2005.  S.E. Asia Trading Company, Inc. will require additional working capital to develop its business until it either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about S.E. Asia Trading Company, Inc.’s ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Lopez, Blevins, Bork & Associates, LLP

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

March 1, 2006

S.E. ASIA TRADING COMPANY, INC.

BALANCE SHEET

December 31, 2005

ASSETS
Current assets:
Cash	$ 677
Accounts receivable, net of allowance for doubtful accounts of $0	1,522
Inventory, net of $3,500 reserve for obsolescence	66,070
Total current assets	68,269

Property and equipment, net	14,772

Deposits	2,255

$ 85,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – third parties	$ 5,906
Accounts payable – related party	362
Accrued expenses	8,880
Line of credit – related party	65,789
Total current liabilities	80,937

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 50,000,000 shares authorized, 6,441,400 shares issued and outstanding	6,441
Additional paid in capital	302,697
Accumulated deficit	(304,779)
Total stockholders’ equity	4,359
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 85,296

See Accompanying Notes to Financial Statements

S.E. ASIA TRADING COMPANY, INC.

STATEMENTS OF OPERATIONS

Year ended December 31, 2005 and

Period from Inception (January 28, 2004) to December 31, 2004

	2005	Period from Inception to Dec 31, 2004

Revenue	$ 134,348	$ 33,382
Cost of sales	61,473	14,703
Gross profit	72,875	18,679

Operating expenses	224,139	150,481

Loss from operations	(151,264)	(131,802)

Other expense
Interest expense	(3,060)	(5,402)
Loss on sale of marketable securities	-	(15,251)
Total other expense	(3,060)	(18,653)

Net loss	$ (154,324)	$ (150,455)

Net loss per share:
Basic and diluted	$ (0.02)	$ (0.03)

Weighted average shares outstanding:
Basic and diluted	6,248,213	5,993,077

See Accompanying Notes to Financial Statements

S.E. ASIA TRADING COMPANY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

Period from Inception (January 28, 2004) to December 31, 2005

	Common stock		Additional paid in capital	Accumulated deficit	Total
	Shares	Amount
Sold stock for cash and services to founder	5,000,000	$ 5,000	$ 0	$ 0	$ 5,000

Common stock issued for:
Cash	400,000	400	19,600		20,000
Marketable securities	620,000	620	81,380		82,000
Net loss	-	-	-	(150,455)	(150,455)
Balance, December 31, 2004	6,020,000	6,020	100,980	(150,455)	(43,455)

Common stock issued for:
Cash	277,400	277	138,423		138,700
Less offering costs			(8,562)		(8,562)
Services	144,000	144	71,856		72,000
Net loss	-	-	-	(154,324)	(154,324)
Balance, December 31, 2005	6,441,400	$ 6,441	$ 302,697	$ (304,779)	$ 4,359

See Accompanying Notes to Financial Statements

S.E. ASIA TRADING COMPANY, INC.

STATEMENTS OF CASH FLOWS

Year ended December 31, 2005 and

Period from Inception (January 28, 2004) to December 31, 2004

	2005	Period from Inception to Dec 31, 2004
Cash flows from operating activities:
Net loss	$ (154,324)	$ (150,455)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,866	3,078
Inventory obsolescence expense	3,500	-
Common stock issued for services	72,000	4,500
Loss on sale of marketable securities	-	15,251
Changes in assets and liabilities:
Accounts receivable	(1,522)	-
Inventory	(13,018)	(64,552)
Deposits	1,762	(4,017)
Accounts payable	4,768	1,500
Accrued expenses	(3,964)	12,844
Net cash used in operating activities	(86,932)	(181,851)

Cash flows from investing activities:
Capital expenditures	-	(21,716)
Proceeds from sale of marketable securities	-	66,749
Net cash provided by investing activities	-	45,033

Cash flows from financing activities:
Stock issued for cash, net of offering expenses	130,138	20,500
Line of credit, related party, net proceeds (repayments)	(44,142)	117,931
Net cash provided by financing activities	85,996	138,431

Net increase (decrease) in cash	$ (936)	$ 1,613
Cash, beginning of period	1,613	-
Cash, end of period	$ 677	$ 1,613

Supplemental disclosures:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ 1,000

Non-cash disclosures:
Common stock issued for marketable securities	$ -	$ 82,000
Inventory exchanged for reduction in line of credit	$ -	$ 8,000

See Accompanying Notes to Financial Statements

S.E. ASIA TRADING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

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

Advertising

Advertising and promotion costs are expensed as incurred.  These expenses were $48,217 and $38,034 for the year ending December 31, 2005 and period ending December 31, 2004, respectively.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

SE Asia has an accumulated deficit through December 31, 2005 totaling $304,779, and at December 31, 2005 had negative capital of $12,668. Because of these recurring losses, SE Asia will require additional working capital to develop its business operations.

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

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at December 31, 2005 are as follows:

Vehicles - trailer	$4,314
Furniture and fixtures	4,040
Leasehold improvements	13,362
21,716
Less: accumulated depreciation	(6,944)
$14,772

Depreciation expense totaled $3,866 and $3,078 for the year ended December 31, 2005 and period ended December 31, 2004, respectively.

NOTE 4 - LINE OF CREDIT - RELATED PARTY

SE Asia entered into an agreement for a line of credit with a financing company owned by a shareholder with a maximum borrowing base, as defined, of up to $120,000.  Advances under this line bear interest at the rate of 5.00% which is due monthly. The line of credit matures on April 1, 2006.  The line of credit is secured by all assets owned by SE Asia and the stock owned by the majority shareholder.  The balance outstanding on the note at December 31, 2005 was $65,789. The amount of accrued interest included in the note balance at December 31, 2005 is $4,963. Interest on the note for the year ended December 31, 2005 and the period ended December 31, 2004 was $3,060 and $3,401, respectively.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2005, there were 6,441,400 shares outstanding. The Company has not paid a dividend to its shareholders.

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

During the period ended December 31, 2005, SE Asia sold 277,400 shares of common stock for $0.50 per share under its Form SB-1 filing with the U.S. Securities & Exchange Commission which became effective December 30, 2004.  The net proceeds received by the Company after offering costs of $8,562 were $130,138.

During the period ended December 31, 2005, SE Asia issued 144,000 shares for services valued at $72,000.

NOTE 6 - INCOME TAXES

For the year ended December 31, 2005 and the period ended December 31, 2004, S.E Asia has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $305,000 at December 31, 2005, and will expire in the years 2024 through 2025.

The provision for refundable Federal income tax for consists of the following:

		January 28,
		2004
	Year ended	(inception) to
	December 31,	December 31,
	2005	2004
Refundable Federal income tax attributable to:
Current operations	$(52,300)	$(51,200)
Less, Change in valuation allowance	52,300	51,200
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amounts are as follows:

		January 28,
		2004
	Year ended	(inception) to
	December 31,	December 31,
	2005	2004
Deferred tax asset attributable to:
Net operating loss carryover	$(103,500)	$(51,200)
Less, Valuation allowance	103,500	51,200
Net deferred tax asset	-	-

NOTE 7 - COMMITMENTS

SE Asia is renting retail space on a three year lease expiring in July 2007 from a company controlled by a shareholder.  The payments are $1,500 per month.  Total rent expense for the periods ending December 31, 2005 and 2004 is $18,000. The future minimum rental payments are:

2006	$18,000
2007	10,500
Total	$28,500

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

Date: March 25, 2006

/s/  Thomas G. Miller

Thomas G. Miller

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of S.E. Asia Trading Company, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Thomas G. Miller, Chief Executive Officer and Chief Financial Officers of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Thomas G. Miller

Thomas G. Miller

Chief Executive Officer and Chief Financial Officer

March 25, 2006