Form 10QSB
period 2006-03-31
S.E. ASIA TRADING COMPANY, INC.
filed 2006-05-10
CIK 1292087

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-118898

                         S.E. ASIA TRADING COMPANY, INC.
       (Exact name of small business issuer as specified in its charter)

          Nevada                                     20-0507518
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                  1545 e. Interstate 30, Rockwall, Texas 75087
                    (Address of principal executive offices)

                                 (972) 722-3300
                           (Issuer's telephone number)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:. Yes [ X ] No [ ].

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ X ] No [ ].

As of April 30, 2006 there were 6,441,400 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS




Item 1     Financial Statements                                             4

Item 2     Management's Discussion and Analysis or Plan of Operation        11

Item 3       Controls and procedures                                        13



                           PART II OTHER INFORMATION


Item 1     Legal Proceedings                                                15
Item 2     Changes in Securities                                            15
Item 3     Default upon Senior Securities                                   15
Item 4     Submission of Matters to a Vote of Security Holders              15
Item 5     Other Information                                                15
Item 6     Exhibits and Reports on Form 8-K                                 15

                         S.E. ASIA TRADING COMPANY, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                              $   2,067
  Inventory                                                            64,826
                                                                    ---------
    Total current assets                                               66,893

Property and equipment, net                                            13,806


Deposits                                                                2,255
                                                                    ---------
TOTAL ASSETS                                                        $  82,954
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS'DEFICIT


Current liabilities

  Accounts payable - related party                                  $     362
  Accounts payable - third party                                       10,725
  Accrued expenses                                                     16,356
  Line of credit - related party                                       73,381
                                                                    ---------
Total liabilities                                                     100,824
                                                                    ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 6,441,400 shares issued and outstanding                   6,441
  Additional paid in capital                                          302,697
  Accumulated deficit                                                (327,008)
                                                                    ---------
Total Stockholders' Deficit                                           (17,870)
                                                                    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $  82,954
                                                                    =========














                 See Accompanying Notes to Financial Statements

                         S.E. ASIA TRADING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                  Three Months      Three Months
                                                      Ended             Ended
                                                    March 31,         March 31,
                                                      2006              2005
                                                  -----------       -----------

Revenue                                           $    19,388       $    49,275

Cost of sales                                           9,780            23,528
                                                  -----------       -----------


Gross profit                                            9,608            25,747

Operating expenses:
  Depreciation                                            966               966
  Other general and administrative                     30,057            34,135
                                                  -----------       -----------
        Total operating expense                        31,023            35,101
                                                  -----------       -----------


 (Loss) from operations                               (21,416)           (9,354)


  Other(expense):
      Interest expense                                   (813)             (789)
                                                  -----------       -----------

Net(loss)                                         $   (22,229)      $   (10,143)
                                                  ===========       ===========


Net loss per share:
  Basic and diluted                               $     (0.00)      $     (0.00)
                                                  ===========       ===========


Weighted average shares outstanding:
  Basic and diluted                                 6,441,400         6,143,149
                                                  ===========       ===========












                 See Accompanying Notes to Financial Statements

                         S.E. ASIA TRADING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                   (UNAUDITED)


                                                             2006        2005
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                   $(22,229)   $(10,143)
Adjustments to reconcile net deficit to cash used by operating activities:

  Depreciation and amortization                                 966         966
Change in assets and liabilities:
  Prepaid expenses                                             --        12,993)
  Advances for inventory                                       --       (15,000)
  Inventory                                                   1,244       3,030)
  Accounts receivable                                         1,522
  Other assets                                                3,255)
  Accounts payable and accrued expenses                      12,295      (3,040)
                                                           --------    --------
CASH FLOWS USED IN OPERATING ACTIVITIES                      (6,202     (43,540)
                                                           --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock for cash                                --        89,650
  Net proceeds from (repayments of)line of credit             7,592     (19,050)
                                                           --------    --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                   7,592      70,600
                                                           --------    --------


NET INCREASE IN CASH                                          1,390      27,060

  Cash, beg. of period                                          678       1,613
                                                           --------    --------
  Cash, end of period                                      $  2,067    $ 28,673
                                                           ========    ========




SUPPLEMENTAL CASH FLOW INFORMATION

  Interest paid                                            $   --      $   --
  Income taxes paid                                        $   --      $   --













                   See Accompany Notes to Financial Statements

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

The balance sheet of SE Asia as of March 31, 2006, the related statements of operations for the three months ended March 31, 2006 and 2005 and the statements of cash flows for the three months ended March 31, 2006 and 2005 included in the financial statements have been prepared by SE Asia without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly SE Asia's financial position and results of operations. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results of operations for the full year or any other interim period.

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

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The majority of SE Asia's sales are cash at point of sale.

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

Advertising

Advertising and promotion costs are expensed as incurred. These expenses were $4,803 and $6,339 for the three months ending March 31, 2006 and 2005, respectively.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

SE Asia has an accumulated deficit through March 31, 2006 totaling $327,008, and at March 31, 2006 had negative working capital of $33,931. Because of these recurring losses, SE Asia will require additional working capital to develop its business operations.

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

SE Asia faces many factors in its ability to continue as a going concern, including but not limited to, the low cost of foreign imports, competition from larger and better capitalized stores, and its ability to create traffic to its retail store. To date, much of SE Asia's activities have been focused on advertising and promotion to create it's identity in the community, and its continued existence is dependent upon the public purchasing more goods, particularly in the higher priced items.

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

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at March 31, 2006 are as follows:

     Vehicles - trailer               $  4,314
     Furniture and fixtures              4,040
     Leasehold improvements             13,362
                                      --------

                                        21,716
     Less: accumulated depreciation     (7,910)
                                      $ 13,806
                                      ========

Depreciation expense totaled $966 for the three months ended March 31, 2006 and March 31, 2005.

NOTE 4 - LINE OF CREDIT - RELATED PARTY

SE Asia entered into an agreement for a line of credit with a financing company owned by a shareholder with a maximum borrowing base, as defined, of up to $120,000. Advances under this line bear interest at the rate of 5.00% which is due monthly. The line of credit matures on April 1, 2007. The line of credit is secured by all assets owned by SE Asia and the stock owned by the majority shareholder. The principal balance outstanding on the note at March 31, 2006 was $73,381 and the accrued interest payable was $5,776 which is include in accrued expenses.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2006, there were 6,441,400 shares outstanding. The Company has not paid a dividend to its shareholders.

NOTE 6 - COMMITMENTS

SE Asia is renting office space on a three year lease expiring in July 2007 from a company controlled by a shareholder. The payments are $1,500 per month. Total rent expense for the three months ending March 31, 2006 and March 31, 2006 was $4,500. The future minimum rental payments remaining are:


                             2006          $ 13,500
                             2007            10,500
                                          ---------
                            Total          $ 24,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

General

We are an independent retailer of home accessories, framed art and jewelry. Our product offerings include:

Product                                   Manufacturing origin
---------------------------------------------------------------------
Jewelry                                   Thailand
Home accessories                          Domestic and Imported from China
Framed art                                Local Texas wholesaler

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

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2006

Our fiscal quarter ended on March 31, 2006. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended March 31, 2006, was $19,388 compared with revenues for the three months ended March 31, 2005 of $49,275. The decrease is due to some large ticket sales in the first quarter of 2005, which the Company did not have in the first fiscal quarter of 2006.

COST OF SALES AND GROSS PROFIT: Cost of sales was $9,780 in the three months ended March 31, 2006 compared to $23,528 for the same three months in 2005. The difference was due to higher sales in 2005. Gross profit decreased to 50% in the three months ended March 31, 2006 compared with 52% in the three months ended March 31, 2005.

EXPENSES. Total expenses for the three months ended March 31, 2006, were $31,023 compared with expenses for the three months ended March 31, 2005 of $35,101. The decrease was due to a reduced amount spent on advertising.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2006 was $22,229 compared to a net loss of $10,143 for the three months ended March 31, 2005. Such increase in the loss was due to the decrease in sales and gross profit. Our net loss per share for the period ended March 31, 2006 was $0.00 compared with net loss per share in the same period in 2005 of $0.00.

LIQUIDITY AND CAPITAL RESOURCES. SE Asia has an accumulated deficit through March 31, 2006 totaling $327,008, and at March 31, 2006 had negative working capital of $33,931. Because of these recurring losses, SE Asia will require additional working capital to develop its business operations.

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

SE Asia faces many factors in its ability to continue as a going concern, including but not limited to, the low cost of foreign imports, competition from larger and better capitalized stores, and its ability to create traffic to its retail store. To date, much of SE Asia's activities have been focused on advertising and promotion to create it's identity in the community, and its continued existence is dependent upon the public purchasing more goods, particularly in the higher priced items.

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

Due to our capital situation, we have also begun considering a merger or acquisition with a third party company either in our industry or in another industry. Our majority shareholder in December 2005, approved by written consent our Board of Director's ability to split or reverse split our stock, our ability to change our corporate name and our ability to re-domicile to a foreign jurisdiction, if the Board feels, in its discretion, that such changes would be necessary and proper in order to attract a merger candidate or consummate a merger with a third party company upon terms which are favorable to us and our shareholders. To date, we have had limited discussions with potential merger candidates but have not entered into any formal or informal agreements with any such candidate.


Employees

As of March 31, 2006, the Company had one employee.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2006.

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

S.E. ASIA TRADING COMPANY, INC.

By /s/ Thomas G. Miller
--------------------------
Thomas G. Miller, President, CFO

Date: May 1, 2006

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


Date: May 1, 2006

                  /s/ Thomas G. Miller
                  --------------------
                  Thomas G. Miller
                  President and Chief Executive Officer

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


Date: May 1, 2006

                  /s/ Thomas G. Miller
                  -----------------------
                  Thomas G. Miller
                  Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of S.E. Asia Trading Company, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  May 1, 2006

                  /s/ Thomas G. Miller
                  ----------------------
                  Name: Thomas G. Miller
Title:  Chief Executive Officer



Dated:  May 1, 2006

                  /s/ Thomas G. Miller
                  ----------------------
                  Name: Thomas G. Miller
Title:  Chief Financial Officer