Form 10QSB
period 2006-06-30
S.E. ASIA TRADING COMPANY, INC.
filed 2006-08-15
CIK 1292087

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

   [ ]   TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 001-32581

                        S.E. ASIA TRADING COMPANY, INC.
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)

               Nevada                                       20-0507518
     ------------------------------                    --------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                     Identification No.)



                  1545 E. Interstate 30, Rockwall, Texas 75087
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (972) 722-3300
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

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

As of April 30, 2006 there were 6,513,400 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                              3

Item 2     Management's Discussion and Analysis or Plan of Operation        11

Item 3       Controls and procedures                                        13


                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                15
Item 2     Changes in Securities                                            15
Item 3     Default upon Senior Securities                                   15
Item 4     Submission of Matters to a Vote of Security Holders              15
Item 5     Other Information                                                15
Item 6     Exhibits and Reports on Form 8-K                                 15

                         S.E. ASIA TRADING COMPANY, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                $     731
  Accounts receivable, net                                                   97
  Inventory, net of allowance                                            59,293
                                                                      ---------
    Total current assets                                                 60,121

Property and equipment, net                                              12,840

Deposits                                                                  2,255
                                                                      ---------
TOTAL ASSETS                                                          $  75,216
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS'DEFICIT

Current liabilities
  Accounts payable - related party                                    $     362
  Accounts payable - third party                                         50,000
  Accrued expenses                                                       15,872
  Line of credit - related party                                         88,606
                                                                      ---------
Total Liabilities                                                       154,840
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 6,513,400 shares issued and outstanding                     6,514
  Additional paid in capital                                            331,424
  Accumulated deficit                                                  (417,562)
                                                                      ---------
Total Stockholders' Deficit                                             (79,624)
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  75,216
                                                                      =========







                 See Accompanying Notes to Financial Statements



                         S.E. ASIA TRADING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                         Three Months   Three Months    Six Months     Six Months
                                             Ended         Ended          Ended          Ended
                                           June 30,       June 30,       June 30,      June 30,
                                             2006           2005           2006          2005


Revenue                                  $    20,426    $    36,965    $    39,813    $    86,240

Cost of sales                                  9,757         10,825         19,537         34,353
                                         -----------    -----------    -----------    -----------

Gross profit                                  10,669         26,140         20,276         51,887

Operating expenses:
Depreciation                                     966            966          1,933          1,933
Other general and administrative              99,847         41,866        129,905         75,591
                                         -----------    -----------    -----------    -----------
        Total operating expense              100,813         42,832        131,838         77,524
                                         -----------    -----------    -----------    -----------

 Loss from operations                        (90,146)       (16,692)      (111,562)       (25,637)

  Other expense:
      Interest expense                          (408)          (766)        (1,222)        (1,555)
                                         -----------    -----------    -----------    -----------

Netloss                                  $   (90,554)   $   (17,458)   $  (112,784)   $   (27,602)
                                         ===========    ===========    ===========    ===========


Net loss per share:
  Basic and diluted                      $     (0.01)   $     (0.00)   $     (0.02)   $     (0.00)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        6,450,103      6,265,439      6,445,776      6,205,366
                                         ===========    ===========    ===========    ===========











                 See Accompanying Notes to Financial Statements

                         S.E. ASIA TRADING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                       2006         2005
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(112,784)   $ (27,602)
Adjustments to reconcile net loss to cash used
  in operating activities:
    Depreciation and amortization                       1,933        1,933
    Common stock issued for services                   28,800         --
                                                    ---------    ---------
Change in assets and liabilities:
  Prepaid expenses                                       --        (10,826)
  Inventory                                             6,776      (16,776)
  Accounts receivable                                   1,425         --
                                                    ---------    ---------
  Other assets                                           --         (1,260)
  Accounts payable and accrued expenses                51,086       (2,515)
                                                    ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES               (22,764)     (57,046)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                          --        131,901
  Net proceeds from (repayments of)line of credit      22,817      (71,483)
                                                    ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES            22,817       60,418
                                                    ---------    ---------

NET INCREASE IN CASH                                       53        3,372

  Cash, beg. of period                                    678        1,613
                                                    ---------    ---------
  Cash, end of period                               $     731    $   4,985
                                                    =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $    --      $    --
  Income taxes paid                                 $    --      $    --










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

The balance sheet of SE Asia as of June 30, 2006, the related statements of operations for the three and six months ended June 30, 2006 and 2005 and the statements of cash flows for the six months ended June 30, 2006 and 2005 included in the financial statements have been prepared by SE Asia without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly SE Asia's financial position and results of operations. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year or any other interim period.

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

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market, with cost being determined on a specific identification basis. SE Asia determines its provision for obsolete and slow-moving inventory based on management's analysis of inventory levels and future sales forecasts.

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

Advertising

Advertising and promotion costs are expensed as incurred. These expenses were $3,060 and $13,155 for the three months ending June 30, 2006 and 2005, respectively and $7,863 and $19,494 for the six months ended June 30, 2006 and 2005 respectively.

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

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

SE Asia has an accumulated deficit through June 30, 2006 totaling $417,562, and at June 30, 2006 had negative working capital of $94,719. Because of these recurring losses, SE Asia will require additional working capital to develop its business operations.

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

SE Asia faces many factors in its ability to continue as a going concern, including but not limited to, the low cost of foreign imports, competition from larger and better capitalized stores, and its ability to create traffic to its retail store. To date, much of SE Asia's activities have been focused on advertising and promotion to create its identity in the community, and its continued existence is dependent upon the public purchasing more goods, particularly in the higher priced items.

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

NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at June 30, 2006 are as follows:

        Vehicles - trailer               $  4,314
        Furniture and fixtures              4,040
        Leasehold improvements             13,363
                                         --------
                                           21,717
Less: accumulated depreciation             (8,877)
                                         --------
                                         $ 12,840
                                         ========

Depreciation expense totaled $966 for the three months ended June 30, 2006 and June 30, 2005 and $1,933 for the six months ended June 30, 2006 and June 30, 2005.


NOTE 4 - LINE OF CREDIT - RELATED PARTY

SE Asia entered into an agreement for a line of credit with a financing company owned by a shareholder with a maximum borrowing base, as defined, of up to

$120,000. Advances under this line bear interest at the rate of 5.00% per annum, payable monthly. The line of credit matures on April 1, 2007. The line of credit is secured by all assets owned by SE Asia and the stock owned by the majority shareholder. The principal balance outstanding on the note at June 30, 2006 was $88,606 and the accrued interest payable was $6,184 which is included in accrued expenses.


NOTE 5 - COMMON STOCK

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At June 30, 2006, there were 6,513,400 shares outstanding. The Company has not paid a dividend to its shareholders.

In June 2006 the Company issued a total of 72,000 shares of common stock in return for consulting services. Based on the last trading price prior to the issuance of the stock a non-cash consulting expense of $28,800 was recorded for the issuance of these shares.

NOTE 6 - COMMITMENTS

SE Asia is renting office space on a three year lease expiring in July 2007 from a company controlled by a shareholder. The payments are $1,500 per month. Total rent expense was $4,500 for the three months ending June 30, 2006 and June 30, 2005 and $9,000 for the six months ended June 30, 2006 and 2005. The future minimum rental payments remaining are:

                              2006         $   9,000
                              2007            10,500
                                           ---------
                             Total          $ 19,500

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

General

We are an independent retailer of home accessories, framed art and jewelry. Our product offerings include:

Product                                   Manufacturing origin
-------                                   --------------------
Jewelry                                   Thailand
Home accessories                          Domestic and Imported from China
Framed art                                Local Texas wholesaler

We provide our customers with a wide selection of home accessories, jewelry and framed art. We operate out of a 3,500 square foot building in Rockwall, Texas, a growing suburb 30 miles east of Dallas, Texas on Interstate 30. We believe our customers shop here as a result of the stores' convenient location and size, low price of key product categories, and quality. We have approximately $59,000 of inventory on hand.

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

RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2006

Our fiscal quarter ended on June 30, 2006. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended June 30, 2006 was $20,426 compared with revenues for the three months ended June 30, 2005 of $36,965. Revenue for the six months ended June 30, 2006, was $39,813 compared with revenues for the six months ended June 30, 2005 of $86,240. The decrease is due to some large ticket sales in 2005, which the Company did not have in the 2006 and remoldeling of the front of our building which caused a decrease in traffic.

COST OF SALES AND GROSS PROFIT: Cost of sales was $9,757 in the three months ended June 30, 2006 compared to $10,825 for the same three months in 2005. The difference was due to higher sales in 2005. Cost of sales was $19,538 in the six months ended June 30, 2006 compared to $34,353 for the same six months in 2005. The difference was due to higher sales in 2005. Gross profit decreased to 50% in the six months ended June 30, 2006 compared with 60% in the six months ended June 30, 2005 due to our selling a less expensive brand of furniture which has lower margins.

EXPENSES. Total expenses for the three months ended June 30, 2006, were $100,813 compared with expenses for the three months ended June 30, 2005 of $42,832. Total expenses for the six months ended June 30, 2006, were $131,838 compared with expenses for the six months ended June 30, 2005 of $77,524. These expenses include the depreciation expense. The increase was due to a consulting contract where we issued 72,000 shares valued at $28,800 and fees for legal and consulting of $50,000.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2006 was $90,554 compared to a net loss of $17,458 for the three months ended June 30, 2005. The net loss for the six months ended June 30, 2006 was $112,783 compared to a net loss of $27,602 for the six months ended June 30, 2005. Such increase in the loss was due to the consulting and legal expenses referred to above.

LIQUIDITY AND CAPITAL RESOURCES. SE Asia has an accumulated deficit through June 30, 2006 totaling $417,562, and at June 30, 2006 had negative working capital of $94,719. Because of these recurring losses, SE Asia will require additional working capital to develop its business operations.

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

Due to our capital situation, we have also begun considering a merger or acquisition with a third party company either in our industry or in another industry. In conjunction with this in the quarter ended June 30, 2006, we incurred $25,000 and issued 72,000 shares to a consultant for their services in finding a suitable acquisition and incurred legal fees in the amount of $25,000. Our majority shareholder in December 2005, approved by written consent our Board of Director's ability to split or reverse split our stock, our ability to change our corporate name and our ability to re-domicile to a foreign jurisdiction, if the Board feels, in its discretion, that such changes would be necessary and proper in order to attract a merger candidate or consummate a merger with a third party company upon terms which are favorable to us and our shareholders. To date, we have had limited discussions with potential merger candidates but have not entered into any formal or informal agreements with any such candidate.

Employees

As of June 30, 2006, the Company had one employee.


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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2006.

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

Date: August 4, 2006

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


Date: August 4, 2006

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


Date: August 4, 2006

                  /s/ Thomas G. Miller
                  --------------------
                  Thomas G. Miller
                  Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of S.E. Asia Trading Company, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  August 4, 2006

                  /s/ Thomas G. Miller
                  --------------------
                  Name: Thomas G. Miller
Title:  Chief Executive Officer



Dated:  August 4, 2006

                  /s/ Thomas G. Miller
                  --------------------
                  Name: Thomas G. Miller
Title:  Chief Financial Officer