Form 10QSB
period 2006-09-30
S.E. ASIA TRADING COMPANY, INC.
filed 2006-11-20
CIK 1292087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to __________


                        Commission File Number: 001-32581

                         S.E. ASIA TRADING COMPANY, INC.
                         -------------------------------
          (Exact name of small business issuer as specified in charter)

                 NEVADA                                  20-0507518
                 ------                                  ----------
    (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
     incorporation or organization)

     Boca Corporate Plaza, 7900 Glades Road, Suite 420, Boca Raton, FL 33434
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 208-0154
                                 --------------
                (Issuer's telephone number, including area code)

                                       N/A
                                       ---
          (Former name or former address, if changed since last report)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,280,000 shares at November 6, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]




                S.E. ASIA TRADING COMPANY, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                      INDEX
                                                                                          Page
                                                                                          ----

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheet (Unaudited) As of September 30, 2006 ..............    3
         Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended September 30, 2006 and 2005 .....    4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2006 and 2005 ...............    5
         Notes to Unaudited Consolidated Financial Statements .........................    6
Item 2.  Management's Discussion and Analysis or Plan of Operation.....................   15
Item 3.  Controls and Procedures ......................................................   23

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings ............................................................   24
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..................   24
Item 3.  Default Upon Senior Securities ...............................................   24
Item 4.  Submission of Matters to a Vote of Security Holders...........................   24
Item 5.  Other Information.............................................................   24
Item 6.  Exhibits .....................................................................   24


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

         You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quartlery report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this quarterly report, the terms the "Company," "we," and "us" refers to S.E. Asia Trading Company, Inc., a Nevada corporation,and our wholly-owned subsidiary Lotus Pharmaceutical International, Inc ., a Nevada Corporation.




                S.E. ASIA TRADING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash                                                                      $  1,252,750
    Accounts receivable, net of allowance for doubtful accounts of $161,914      3,076,364
    Inventories                                                                  9,777,319
                                                                              ------------

        Total Current Assets                                                    14,106,433

PROPERTY AND EQUIPMENT - Net                                                     5,841,531

OTHER ASSETS
   Intangible assets, net of accumulated amortization                              236,970
   Due from related parties                                                      2,293,261
                                                                              ------------

        Total Assets                                                          $ 22,478,195
                                                                              ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                     $  1,123,586
    Income tax payable                                                              30,511
    Advances from customers                                                        151,134
    Other current payables                                                          51,393
    Unearned revenue                                                               272,678
    Due to related parties                                                         858,139
                                                                              ------------

        Total Current Liabilities                                                2,487,441

LONG-TERM LIABILITIES:
   Notes payable - related parties                                               8,155,170
                                                                              ------------

        Total Liabilities                                                       10,642,611
                                                                              ------------

SHAREHOLDERS' EQUITY:
    Common stock ($.001 par value; 50,000,000 shares authorized;
         41,280,000 shares issued and outstanding)                                  41,280
    Additional paid-in capital                                                   5,965,323
    Retained earnings                                                            5,457,999
    Other comprehensive gain - foreign currency                                    370,982
                                                                              ------------

        Total Shareholders' Equity                                              11,835,584
                                                                              ------------

        Total Liabilities and Shareholders' Equity                            $ 22,478,195
                                                                              ============


            See notes to unaudited consolidated financial statements



           S.E. ASIA TRADING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS


                                       For the Three Months Ended      For the Nine Months Ended
                                              September 30,                  September 30,
                                      ----------------------------    ----------------------------
                                          2006             2005             2006            2005
                                      ------------    ------------    ------------    ------------
                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

NET REVENUES
     Tangible products                $  8,110,441    $  3,448,528    $ 21,874,576    $ 12,197,281
      Other revenues                       601,134            --         2,248,800            --
                                      ------------    ------------    ------------    ------------

        Total Revenues                   8,711,575       3,448,528      24,123,376      12,197,281

COST OF SALES                            6,508,446       2,956,529      17,772,567      10,075,380
                                      ------------    ------------    ------------    ------------
GROSS PROFIT                             2,203,129         491,999       6,350,809       2,121,901
                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Selling expenses                      288,679         111,926         765,425         237,286
     Salaries and employee benefits        283,942         103,098         851,490         248,957
     Research and development                 --           432,969            --         1,429,650
     General and administrative            410,919         102,988       1,080,767         446,860
                                      ------------    ------------    ------------    ------------

        Total Operating Expenses           983,540         750,981       2,697,682       2,362,753
                                      ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS            1,219,589        (258,982)      3,653,127        (240,852)
                                      ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Other income                          320,431         161,899         956,312       1,674,166
     Interest income                          (188)             63            --               114
     Interest expense                     (103,457)            (24)       (308,710)            (24)
                                      ------------    ------------    ------------    ------------
        Total Other Income                 216,786         161,938         647,602       1,674,256
                                      ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES        1,436,375         (97,044)      4,300,729       1,433,404

INCOME TAXES                                  --               266            --             2,109
                                      ------------    ------------    ------------    ------------

NET INCOME (LOSS)                     $  1,436,375    $    (97,310)   $  4,300,729    $  1,431,295
                                      ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON
  SHARE - Basic                       $       0.04    $       --      $       0.11    $       0.04
                                      ============    ============    ============    ============
  SHARE - Diluted                     $       0.04    $       --      $       0.11    $       0.04
                                      ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - Basic                 40,068,522      40,041,600      40,050,673      40,041,600
                                      ============    ============    ============    ============

    OUTSTANDING - Diluted               40,068,522      40,041,600      40,050,673      40,041,600
                                      ============    ============    ============    ============



            See notes to unaudited consoldiated financial statements



              S.E. ASIA TRADING COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                      --------------------------
                                                                         2006          2005
                                                                      -----------    -----------
                                                                      (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $ 4,300,729    $ 1,431,295
    Adjustments to reconcile net income from operations to net cash provided by operating activities:
       Depreciation and amortization                                      433,158        330,360
       Allowance for doubtful accounts                                    114,368         13,365
    Changes in assets and liabilities:
       Accounts receivable                                             (2,218,221)      (423,046)
       Inventories                                                     (2,687,949)       525,568
       Prepaid and other current assets                                   171,041        407,159
       Other assets                                                          --           29,857
       Accounts payable and accrued expenses                              742,332         59,755
       Other current payable                                              (67,346)       153,500
       Income tax payable                                                  24,155         (4,815)
       Unearned revenue                                                    53,445        (13,689)
       Advances from customers                                            (37,171)       (44,106)
                                                                      -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 828,541      2,465,203
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Decrease (increase) in due from related parties                    754,746     (3,017,996)
       Purchase of property and equipment                                    --          (15,117)
                                                                      -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       754,746     (3,033,113)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Capital contributions                                                 --              801
       Repayments on related party advances                              (508,366)          --
       Proceeds from related party advances                                  --        1,384,394
                                                                      -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (508,366)     1,385,195
                                                                      -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                                            16,895         14,981
                                                                      -----------    -----------

NET INCREASE IN CASH                                                    1,091,816        832,266

CASH  - beginning of year                                                 160,934         84,657
                                                                      -----------    -----------

CASH - end of period                                                  $ 1,252,750    $   916,923
                                                                      ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
         Interest                                                     $   308,710    $      --
                                                                      ===========    ===========
         Income taxes                                                 $      --      $     1,843
                                                                      ===========    ===========



            See notes to unaudited consolidated financial statements.

                S.E. ASIA TRADING COMPANY, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

Organization
------------
S.E. Asia Trading Company, Inc. ("SEAA" or the "Company") was incorporated on January 28, 2004 under the laws of the State of Nevada. SEAA operated as a retailer of jewelry, framed art and home accessories.

On September 6, 2006, SEAA entered into a definitive Share Exchange Agreement with Lotus Pharmaceutical International, Inc. ("Lotus"), whereby SEAA would acquire all of the outstanding common stock of Lotus in exchange for newly-issued stock of SEAA to Lotus' shareholders. On September 28, 2006 (the closing date), Lotus became a wholly-owned subsidiary of SEAA and Lotus' shareholders own the majority of SEAA's voting stock. The acquisition of the Lotus by SEAA was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Lotus held a majority of the outstanding common stock of SEAA on a voting and fully-diluted basis. As a result, Lotus is deemed to be the acquirer for accounting purposes.

On September 6, 2006, the Lotus entered into various agreements with Liang Fang Pharmaceuticals Co. Ltd. ("Liang Fang") and Beijing Enzejiashi Pharmaceutical Co., Ltd. ("Enzejiashi") (herein referred to as "Lotus East") whereby the shareholders of Lotus East transferred all operating, voting and control to Lotus. Lotus was incorporated under the laws the State of Nevada on August 28, 2006 to develop and market pharmaceutical products in the People's Republic of China ("PRC" or "China"). The acquisition of the Lotus East by Lotus was accounted for as a reverse merger because on a post-merger basis, the members of Lotus East held a majority of the outstanding common stock of Lotus on a voting and fully-diluted basis.

PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, Lotus will operate its pharmaceutical business in China through Lotus East. Lotus has contractual arrangements with Lotus East and its shareholders pursuant to which Lotus will provide technology consulting and other general business operation services to Lotus East. Through these contractual arrangements, Lotus also has the ability to substantially influence Lotus East's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable Lotus to control Lotus East, Lotus is considered the primary beneficiary of Lotus East.

On September 6, 2006 the Company entered into the following contractual arrangements:

Consulting  Services  Agreement.  Pursuant to the exclusive  consulting services agreements between Lotus and Lotus East, Lotus has the exclusive right to provide to Lotus East general pharmaceutical business operations services as well as consulting services related to the technological research and development of pharmaceutical products as well as general business operation advice and strategic planning (the "Services"). Under this agreement, Lotus owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Lotus East pays a quarterly consulting service fees in Renminbi ("RMB") to Lotus that is equal to the Lotus East's revenue, as defined, for such quarter.

               S.E. ASIA TRADING COMPANY, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Organization (continued)
-----------------------

Operating Agreement. Pursuant to the operating agreement among Lotus, Lotus East and the shareholders of Lotus East, (collectively "Lotus East's Shareholders"), Lotus provides guidance and instructions on Lotus East's daily operations, financial management and employment issues. The shareholders of Lotus East must designate the candidates recommended by Lotus as their representatives on Lotus East's board of directors. Lotus has the right to appoint senior executives of Lotus East. In addition, Lotus agrees to guarantee Lotus East's performance under any agreements or arrangements relating to Lotus East's business arrangements with any third party. Lotus East, in return, agrees to pledge its accounts receivable and all of its assets to Lotus. Moreover, Lotus East agrees that without the prior consent of Lotus, Lotus East will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Lotus East, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years from September 6, 2006 and may be extended only upon Lotus's written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement. Under the equity pledge agreement between the shareholders of Lotus East and Lotus, the shareholders of Lotus East pledged all of their equity interests in Lotus East to Lotus to guarantee Lotus East's performance of its obligations under the technology consulting agreement. If the Lotus East or Lotus East's Shareholders breaches its respective contractual obligations, Lotus, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Lotus East's Shareholders also agreed that upon occurrence of any event of default, Lotus shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Lotus East's Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Lotus may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of Lotus East agreed not to dispose of the pledged equity interests or take any actions that would prejudice Lotus' interest. The equity pledge agreement will expire two (2) years after Lotus East's obligations under the exclusive consulting services agreements have been fulfilled.

Option Agreement. Under the option agreement between the shareholders of Lotus East and Lotus, the shareholders of Lotus East irrevocably granted Lotus or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Lotus East for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Lotus or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from September 6, 2006 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement. Pursuant to the proxy agreement among Lotus and Lotus East's Shareholders, Lotus East's Shareholders agreed to irrevocably grant a person to be designated by Lotus with the right to exercise Lotus East's Shareholders' voting rights and their other rights, including the attendance at and the voting of Lotus East's Shareholders' shares at the shareholders' meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its Article of Association, including but not limited to the rights to sell or transfer all or any of his equity interests of Lotus East, and appoint and vote

               S.E. ASIA TRADING COMPANY, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

for the directors and Chairman as the authorized representative of the shareholders of Lotus East. The term of this Proxy Agreement is ten (10) years from September 6, 2006 and may be extended prior to its expiration by written agreement of the parties.

Liang Fang Pharmaceuticals Co. Ltd. ("Liang Fang") is a Chinese limited liability company and was formed under laws of the People's Republic of China on June 21, 2000. Liang Fang is engaged in the production, trade and retailing of pharmaceuticals. Further, Liang Fang is focused on development of innovative medicines and investing strategic growth to address various medical needs for patients worldwide. The Liang Fang's operations are based in Beijing, China.

Liang Fang owns and operates several drug stores throughout Beijing, China. These drugstores sell Western and traditional Chinese drinking pieces, and medical treatment facilities.

Liang Fang's affiliate, Beijing Enzejiashi Pharmaceutical Co., Ltd. ("Enzejiashi") is a Chinese limited liability company and was formed under laws of the People's Republic of China on September 17, 1999. Enzejiashi is the sole manufacturer for Liang Fang and maintains facilities for the production of medicines, patented Chinese medicine, as well as the research and production of other new medicines.

As a result of the share exchanges, Lotus East was deemed to be the acquirer for accounting purposes. Accordingly, the financial statement data presented are those of Lotus East for all periods prior to the Company's acquisition of Lotus on September 28, 2006, and the financial statements of the consolidated companies from the acquisition date forward.

Basis of presentation
---------------------

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated statements include the accounts of S.E. Asia Trading Company, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim period are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full calendar year ending December 31, 2006.

Use of estimates
----------------

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets.

               S.E. ASIA TRADING COMPANY, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Fair value of financial instruments
-----------------------------------

The  carrying   amounts  reported  in  the  balance  sheet  for  cash  and  cash equivalents, accounts receivable, accounts payable and accrued expenses, customer advances, loans and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents
-------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Accounts receivable
-------------------

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $161,914.

Inventories
-----------

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

Property and equipment
----------------------

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting

Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Advances from customers
-----------------------

Advances from customers at September 30, 2006 of $151,134 consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

               S.E. ASIA TRADING COMPANY, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Impairment of long-lived assets
-------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2006.

Income taxes
------------

The Company is governed by the Income Tax Law of the People's Republic of China. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Revenue recognition
-------------------

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

Shipping costs
--------------

Shipping costs are included in cost of sales and totaled approximately  $196,000
and  $176,000  for  the  nine  months  ended   September   30,  2006  and  2005,
respectively.

Advertising
-----------

Advertising is expensed as incurred. Advertising expenses for the nine months ended September 30, 2006 and 2005 totaled approximately $71,664 and $680, respectively.

               S.E. ASIA TRADING COMPANY, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Concentrations of credit risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Research and development

Research and development costs are expensed as incurred and included in operating expenses. These costs primarily consist of cost of material used and salaries paid for the development of the Company's products and fees paid to third parties. Research and development costs for the nine months ended September 30, 2006 and 2005 was $ 0 and $1,429,650, respectively.

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi ("RMB"). The financial statements of the Company are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2006 was $16,895.

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2006, property and equipment consist of the following:

                                                 Useful Life
                                           -----------------------

       Office equipment and furniture             5-8 Years       $    133,403
       Manufacturing equipment                  10 - 15 Years        4,649,473
       Building and building improvements       20 - 40 Years        2,355,733
                                                                ---------------
                                                                     7,138,609

       Less: accumulated depreciation                               (1,297,078)
                                                                ---------------

                                                                  $  5,841,531
                                                                ===============


For the nine months ended September 30, 2006 and 2005, depreciation expense amounted to approximately $295,000 and $187,000.

               S.E. ASIA TRADING COMPANY, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 3 - INVENTORIES
         -----------

At September 30, 2006, inventories consisted of the following:

         Raw materials                           $2,027,700
         Packaging materials                         67,354
         Finished goods                           7,682,265
                                                 ----------


                                                 $9,777,319
                                                 ==========

NOTE 4 - INTANGIBLE ASSETS
         -----------------

At September 30, 2006, the Company holds manufacturing rights for two issued drugs. The manufacturing rights issued are in connection with the Company's products Valsartan and Brimonidine. The manufacturing rights for Valsartan became effective in November 2000 and has al life of 6.5 years. The manufacturing rights for Brimonidine became effective on August 27, 2005 and has a life of 5 years.


At September 30, 2006, intangible assets consist of the following:

         Manufacturing rights                    $1,097,160
         Less:  accumulated amortization           (860,190)
                                                 ----------

                                                 $  236,970
                                                 ==========

Amortization expense amounted to approximately $138,000 and $133,000 for the nine months ended September 30, 2006 and 2005.


Amortization expense attributable to future periods is as follows:

         Year ending September 30:
         2007                                    $   86,968
         2008                                        76,257
         2009                                        73,745
                                                 ----------

                                                 $  236,970
                                                 ==========


NOTE 5 - RELATED PARTY TRANSACTIONS
         --------------------------

DUE FROM RELATED PARTIES

As of September 30, 2006, the financial statements include balances and transactions with related parties. At September 30, 2006, the Company had a receivable from affiliated entity owned by an officer of the Company amounting to $2,293,261. These advances were payable on demand and were personally guaranteed by the officer. The Company is aware that the receivable from this related party may be in violation of the Sarbanes-Oxley Act of 2002. The Company intends to rectifiy this situation in the near term and will initiate policies and procedures to prevent this situation and other weaknesses from occurring in the future.



               S.E. ASIA TRADING COMPANY, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 5 - RELATED PARTY TRANSACTIONS (continued)
         --------------------------------------

DUE TO RELATED PARTIES

The President of the Company, from time to time, provided advances to the Company for operating expenses. At September 30, 2006, the Company had a net payable to the President of the Company amounting to $248,824. These advances are short-term in nature and non-interest bearing.

At September 30, 2006, the Company's vice president and director provided advances to fund the operations of the Company amounting to $463,418. The advances are non-interest bearing and payable on demand.

At  September  30,  2006,  an officer of the  Company  provided  advances to the
Company  for  operating  expenses  amounting  to  $145,897.   The  advances  are
non-interest bearing and payable on demand.

NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following at September 30, 2006:

Note to Song Guoan, officer and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.80% at September 30,
2006), and unsecured                                                                  $     1,856,811

Note to Zheng Gui Xin,  employee,  due on December  30, 2015 with with  variable annual interest at 80% of current bank rate (4.80% at September 30, 2006), and
unsecured                                                                                   1,427,976

Note to Ma Zhao Zhao,  employee,  due on December 30, 2015 with variable  annual interest at 80% of current bank rate (4.80% at September 30, 2006), and
unsecured                                                                                     571,901

Note to Liu Zong Yi,  officer  and  director,  due on  December  30,  2015  with variable annual interest at 80% of current bank rate (4.80% at September 30,
2006), and unsecured                                                                        1,266,954

Note to Song Zheng Hong,  officer and  director,  due on December  30, 2015 with variable annual interest at 80% of current bank rate (4.80% at September 30,
2006), and unsecured                                                                        3,031,528
                                                                                 ---------------------

     Total notes payable - related parties, long term                                 $     8,155,170
                                                                                 =====================


NOTE 6 - INCOME TAXES
         ------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to

                S.E. ASIA TRADING COMPANY, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 6 - INCOME TAXES (continued)
---------------------------------

reflect the likelihood of realization of deferred tax assets. The Company is governed by the Income Tax Law of the People's Republic of China.

The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Since 2002, the Company has been entitled to an income tax exemption for a six-year period and was exempted from substantially all of its income tax in the 2006 and 2005 period.

NOTE 7 -  OTHER INCOME
          ------------

During the nine months ended September 30, 2005, the Company recorded other income of $1,213,418 related to the sale of a patent to a third party for a drug formula that it had developed.

The Company leased retail and counter space to various vendors on a short-term basis. For the nine months ended September 30, 2006 and 2005, the Company recorded rental income of $507,339 and $460,747, respectively.

During the nine months ended September 30, 2006, the Company recorded other income of $448,973 related to the lease of billboard advertising space to vendors on a short term basis.


NOTE 8 - OPERATING RISK
         --------------

(a) Country risk

Currently, the Company's revenues are primarily derived from the sale of pharmaceutical products to customers in the Peoples Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other manufacturers of pharmaceutical product offerings, the Company competes with larger Chinese companies who may have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These Chinese companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

                S.E. ASIA TRADING COMPANY, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of the financial condition and results of operation of S.E. Asia Trading, Inc. should be read in conjunction with the financial statements and the notes to those statements included in this 8-K. This discussion includes forward-looking statements that involve risk and uncertainties. As a result of many factors, such as those set forth under "Risk Factors", actual results may differ materially from those anticipated in the forward-looking statements.

On September 6, 2006, we entered into a definitive Share Exchange Agreement with Lotus Pharmaceutical International, Inc. ("Lotus"), whereby we would acquire all of the outstanding common stock of Lotus in exchange for newly-issued shares of our common stock o Lotus' shareholders. On September 28, 2006 (the closing date), Lotus became our wholly-owned subsidiary and Lotus' shareholders own the majority of our voting stock. The acquisition of Lotus by us is accounted for as a reverse merger because on a post-merger basis, the former shareholders of Lotus held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result, Lotus is deemed to be the acquirer for accounting purposes.

Additionally, on September 6, 2006, Lotus entered various agreements with Liang Fang Pharmaceuticals Co. Ltd. ("Liang Fang") and Beijing Enzejiashi Pharmaceutical Co., Ltd. ("Enzejiashi") (herein referred to as "Lotus East") whereby the shareholders of the Lotus East transferred all operating, voting and control to Lotus. Lotus was incorporated under the laws the State of Nevada on August 28, 2006 to develop and market pharmaceutical products in the People's Republic of China ("PRC" or "China"). The acquisition of the Lotus East by Lotus is accounted for as a reverse merger because on a post-merger basis, the members of Lotus East held a majority of the outstanding common stock of Lotus on a voting and fully-diluted basis.

As a result of the share exchanges, Lotus East was deemed to be the acquirer for accounting purposes. Accordingly, the financial statement data presented are those of Lotus East for all periods prior to our acquisition of Lotus on September 28, 2006, and the financial statements of the consolidated companies from the acquisition date forward.

For purposes of the following discussion and analysis, references to "we", "our", "us" refers to Lotus East.

Liang Fang is a Chinese limited liability company and was formed under laws of the People's Republic of China on June 21, 2000 and is engaged in the production, trade and retailing of pharmaceuticals. Further, Liang Fang is focused on development of innovative medicines and investing strategic growth to address various medical needs for patients worldwide. Liang Fang's operations are based in Beijing, China.

Liang Fang owns and operates several drug stores throughout Beijing, China. These drugstores sell Western and traditional Chinese drinking pieces, and medical treatment facilities.

Liang Fang's affiliate, Beijing Enzejiashi Pharmaceutical Co., Ltd. ("Enzejiashi") is a Chinese limited liability company and was formed under laws of the People's Republic of China on September 17, 1999. Enzejiashi is the sole manufacturer of pharmaceuticals for the Company and maintains facilities for the production of medicines, patented Chinese medicine, as well as the research and production of other new medicines.

Results of Operations

Nine months  ended  September  30,  2006 as  compared  to the nine months  ended
--------------------------------------------------------------------------------
September 30, 2005
------------------

Total revenues

         Total revenues for the nine months ended September 30, 2006 were $24,123,376 as compared to total revenues of $12,197,281 for the nine months ended September 30, 2005, an increase of $11,926,095 or approximately 98%. For the nine months ended September 30, 2006, sales of tangible products accounted for $21,874,576 or 91% of our revenues as compared to $12,197,281 or 100% for the nine months ended September 30, 2005. The significant increase in tangible product revenues is mainly attributed to continued strong sales of our best selling product, VALSARTAN Capsules, a medicine for primary hypertension or high blood pressure. Other revenues, primarily attributable to manufacturing and examination/inspection service income amounted to $2,248,800 or approximately 9% of our revenues for the nine months ended September 30, 2006 as compared to 0% for the comparable nine month period in fiscal 2005.

Cost of sales

         Cost of sales includes raw materials, packing materials, shipping, and manufacturing costs, which includes allocated portion of overhead expenses such as utilities and depreciation directly related to product production. For the nine months ended September 30, 2006, cost of sales amounted to $17,772,567 or approximately 74% of total revenues as compared to cost of sales of $10,075,380 or approximately 83%. The decrease in cost of sales as a percentage of total revenues for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is attributable to increase revenues from our other revenues from manufacturing and examination/inspection services for the nine months ended September 30, 2006 as compared to $ 0 for the nine months ended September 30, 2005.

Gross profit

         Gross profit for the nine months ended September 30, 2006 was $6,350,809 or approximately 26% of total revenues, as compared to $2,121,901 or approximately 17% of revenues for the nine months ended September 30, 2005. The increase in gross profit was attributable to increase revenues from our other revenues from manufacturing and examination/inspection services for the nine months ended September 30, 2006 which we did not have a comparable other revenues for the nine months ended September 30, 2005. Although we recognized higher than average gross profits during the nine month ended September 30, 2006, there could be no assurances that we will continue to recognize similar gross profit margin in the future.

Operating expenses

         Total operating expenses for the nine months ended September 30, 2006 were $2,697,682, an increase of $334,929, or approximately 14%, from total operating expenses in the nine months ended September 30, 2005 of $2,362,753. This increase included the following:

         For the nine months ended September 30, 2006, selling expenses amounted to $765,425 as compared to $237,286 for the nine months ended September 30, 2005, an increase of $528,139 or approximately 220%. This increase is attributable to increase shipping costs to customers of approximately $457,000 and increased advertising costs of approximately $71,000. We expect our selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2006, we intend to expand our marketing efforts related to our products.

         For the nine months ended September 30, 2006, salaries and wages and related benefits increased by approximately $602,533 to $851,490 for the nine months ended September 30, 2006 from $248,957 in the 2005 period due to the hiring of additional employees.

         We did not incur research and development costs during the nine months ended September 30, 2006 as compared to $1,429,650 for the nine months ended September 30, 2005. In fiscal 2006, we ceased our research and development activities to concentrate on the sale and marketing of developed products. As of the date of this filing, we can not predict when we will begin the development of new pharmaceutical products or the related costs.

         For the nine months ended September 30, 2006, general and administrative expenses were $1,080,767 as compared to $446,860 for the nine months ended September 30, 2005, an increase of $633,907, or approximately 142% as summarized below:


                                         Nine months ended September 30,
                                   ---------------------------------------------
                                           2006                     2005
                                   ----------------------    -------------------
       Amortization                           $  137,734              $ 133,264
       Bad debt                                  114,368                 20,048
       Depreciation                               15,947                 15,771
       Rent                                      185,355                176,916
       Travel and entertainment                  228,075                 10,567
       Other                                     399,288                 90,294
                                   ----------------------    -------------------

            Total                            $ 1,080,767              $ 446,860
                                   ======================    ===================


         The changes in these expenses from the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 included the following:

     o    Amortization of patents increased by $4,470 or approximately 3%.
     o An increase of $94,320 or 470%, in bad debt expenses due to the increase in write-off of our accounts receivable during the nine months ended September 30, 2006.
     o    Depreciation increased by $176 or approximately 1%.
     o Rent increased by $8,439 or approximately 5% due to increase in monthly rentals of lease properties.
     o Travel and entertainment expenses increased by $217,508 or 2058% due to increased sales-related travel.
     o Other selling, general and administrative expenses, which includes utilities, office supplies and expenses increased by $308,994 or 342%.

Income from operations

            We reported income from operations of $3,653,127 for the nine months ended September 30, 2006 as compared to loss from operations of $240,852 for the nine months ended September 30, 2005, an increase of $3,893,979 or approximately 1,617%.

Other income (expense)

            For the nine months ended September 30, 2006, total other income amounted to $647,602 as compared to $1,674,256 for the nine months ended
September 30, 2005, a decrease of $1,026,654. This change is primarily attributable to:

     o The sale of patent to a third party for a drug formula that we had developed in 2005 for approximately $1.2 million for the nine months ended September 30, 2005.

     o Advertising income from lease of billboard advertising space was $448,973 for the nine months ended September 30, 2006 as compared to $0 for the nine months ended September 30, 2005.

     o Rental income from lease of retail and counter space to various vendors on a short term basis for the nine months ended September 30, 2006 was approximately $507,000 as compared to $461,000 for the nine months ended September 30, 2005, an increase of approximately $46,000.

     o Interest expense was $308,710 as compared to $24 for the nine months ended September 30, 2005, an increase of $308,686 due to our notes payable to related parties issued on December 31, 2005.

Net income

            As a result of these factors, we reported net income of $4,300,729 for the nine months ended September 30, 2006 as compared to net income of $1,431,295 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

         At September 30, 2006, we had a cash balance of $1,252,750.

         Our working capital position increased $5,667,756 to $11,618,992 at September 30, 2006 from $5,951,236 at December 31, 2005. This increase in working capital is primarily attributable to an increase of approximately $2.2 million in accounts receivable due from third parties and inventories (approximately $2.7 million). The increase in accounts receivable and corresponding increase in inventories reflects the effects of increased sales during the nine months period of fiscal 2006 and the corresponding receivables generated by those sales.

       At September 30, 2006, our inventories of raw materials and finished goods totaled $9,777,319, an increase of approximately $2.7 million, or 41%, from December 31, 2005. During fiscal 2005 we introduced several new products which had been in development for a period of time; these new products were partially attributable for our increased sales in fiscal 2005 and for the nine months ended September 30, 2006. We expect to maintain higher inventory levels to accommodate for anticipated future sales growth as well as a wider variety of products.

         At September 30, 2006 our accounts receivable, allowance for doubtful accounts from third parties was $161,914 as compared to $45,205 at December 31, 2005 and reflects our best estimate of probable losses. In determining the allowance for doubtful accounts, our management reviews our accounts receivable aging as well as the facts and circumstances of specific customers which may indicate the collection of specific amounts are at risk. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within four to nine months, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company our size within our industry. We also occasionally offer established customers longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Occasionally we will request a customer prepaid an order prior to shipment. At September 30, 2006 our balance sheet reflected advances from customers of $151,134, a decrease of $37,171, or approximately 20%, from December 31, 2005.

         Our balance sheet at September 30, 2006 also reflects a due to related parties of $858,139 which is a working capital loan made to us by our President, vice-president and an officer of the Company. These loans are non-interest bearing and are due on demand.

         Our balance sheet at September 30, 2006 also reflects notes payable to related parties of approximately $8.1 million due on December 30, 2015 which is a working capital loan made to us by certain officers, directors and employees of the Company. These loans bear a variable annual interest at 80% of current bank rate and are unsecured.

         Net cash provided by operating activities for the nine months ended September 30, 2006 was $828,541 as compared to $2,465,203 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net cash provided by operating activities was attributable primarily to increases in our accounts receivable and inventory balances of $2,218,221 and $2,687,949, respectively, offset by net income of $4,300,729, depreciation and amortization of $433,158, an increase in allowance for doubtful accounts of $114,368 and changes in other asset and liability accounts of $886,456. For the nine months ended September 30, 2005, net cash provided by operating activities was attributable primarily to our net income of $1,431,295, a decrease in our inventory of $525,568, a decrease in prepaid and other current assets of $437,016, an increase accounts payable and accrued expense of $59,755 and other current payable of $153,500, and the add back of non-cash items such as depreciation and amortization of $330,360 and bad debts of $13,365, offset by cash used to fund a net increase in accounts receivable of $423,046 and changes in other assets and liabilities and non-cash items of $62,610.

         Net cash provided by investing activities for the nine months ended September 30, 2006 was $754,746 attributable to payment received on due from related parties. Net cash used in investing activities for the nine months ended September 30, 2005 amounted to $3,033,113 which consisted of $3,017,996 attributable to advances made to an affiliated company owned by one of our officers and purchases of equipment of $15,117.

         Net cash used in financing activities was $508,366 for the nine months ended September 30, 2006 and was attributable to payments on related party advances as compared to net cash provided by financing activities of $1,385,195 for the nine months ended September 30, 2005 and reflects proceeds received from related party advances.

         We reported a net increase in cash for the nine months ended September 30, 2006 of $1,091,816 as compared to a net increase in cash of $832,266 for the nine months ended September 30, 2005.

         We currently have no material commitments for capital expenditures. Other than working capital and loans, we presently have no other alternative source of working capital. We want to build an additional manufacturing line and upgrade our manufacturing facilities and technologies, in order to expand our products. We do not have sufficient working capital to fund the additional line and upgrade our manufacturing facilities and technologies as well as providing working capital necessary for our ongoing operations and obligations. We will need to raise additional working capital to complete this project. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

Critical accounting policies

         The discussion and analysis of our financial condition and results of operations are based on our financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States, US GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. We have identified the policy below as critical to our business operations and understanding of our financial results:

Accounts receivable

         We have a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2005, we have established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $45,205.

Inventories

         Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

Property and equipment

         Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

         Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property and equipment are as follows:

                  Buildings and leasehold improvement            20 to 40 years
                  Manufacturing equipment                        10 to 15 years
                  Office equipment and furniture                  5 to 8 years

Income taxes

         Taxes are calculated in accordance with taxation principles currently effective in the PRC. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Related parties

         Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.  CONTROLS AND PROCEDURES


 Overview

         In connection with the preparation of our interim report on Form 10-QSB for the period ended September 30, 2006, our management identified material weaknesses in the Company's internal contols over financial reporting. As defined by the Public Accounting Oversight Board (the "PCAOB") in Auditing Standard No. 2. a material weakness is a significant deficiency, or combination of significant deficiences, that result in more than a remote likelihood that a material mistatement of the interim financial statements will not be prevented or detected.

         The identified material weaknesses in the Company's internal controls over financial reporting have resulted in insufficient controls related to inventory accounting, accounts receivable and payable cut-offs, accrued expenses and segrergation of duties. The conclusions of the Company's management regarding the effectiveneness of the Company's disclosure controls and procedures as of September 30, 2006 , the end of the period covered by this Quarterly Report of Form 10-QSB, are covered in more detail in the following paragraph.

Disclsoure Controls and Procedures

         As required by Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of September 30, 2006, the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

Changes in Internal Controls

            On September 28, 2006, in connection with the completion of the Lotus East acquisition, we hired our Chief Financial Officer. Our CFO is becoming more familiar with the Company, its finances and accounting needs. Additionally, the Company's CEO is becoming more familiar with SEC disclosure requirements and procedures. The Company's management believes that substantial remediation measures are required in order to improve the Company's internal controls. We believe that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group. We believe that we will face challenges in integrating procedures and operations and integration activites may affect our internal control over financial reporting. We intend on continuing to work to improve our internal controls.

Other

         Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

         The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submissions of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits.

31.1     Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1     Section 1350 certification of Chief Executive Officer
32.2     Section 1350 certification of Principal Accounting Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                S.E. Asia Trading  Company, Inc.

Date:  November 20, 2006                        By: /s/ Liu Zhong Yi
                                                  ------------------
                                                Liu Zhong Yi
                                                Chief Executive Officer

Date:  November 20, 2006                        By: /s/ Adam Wasserman
                                                  --------------------
                                                Adam Wasserman
                                                Chief Financial Officer