Form 10QSB
period 2007-03-31
Lotus Pharmaceuticals, Inc.
filed 2007-05-21
CIK 1292087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 001-32581

LOTUS PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in charter)

NEVADA	20-0507918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Boca Corporate Plaza, 7900 Glades Road. Suite 420
Boca Raton, FL 33434
(Address of principal executive offices)

(877) 801-0344
(Issuer's telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,280,000 shares at May 18, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2007

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheet (Unaudited) As of March 31, 2007	3
	Consolidated Statements of Operations (Unaudited)	4
	For the Three Months Ended March 31, 2007 and 2006
	Consolidated Statements of Cash Flows (Unaudited)	5
	For the Three Months Ended March 31, 2007 and 2006
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	19
Item 3.	Controls and Procedures	29

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Default Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information.	32
Item 6.	Exhibits	32

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

When used in this quarterly report, the terms the "Company," "we," and "us" refers to Lotus Pharmaceuticals, Inc., a Nevada corporation,and our wholly-owned subsidiary Lotus Pharmaceutical International, Inc., a Nevada Corporation.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$4,456,059
Accounts receivable, net of allowance for doubtful accounts of $544,967
and sales returns of $2,320,133	7,134,119
Inventories, net of reserve for obsolete inventory of $517,984	4,328,874
Prepaid expenses	350,392
Deferred debt costs	205,379

Total Current Assets	16,474,823

PROPERTY AND EQUIPMENT - net of accumulated depreciation	6,150,498

OTHER ASSETS
Intangible assets, net of accumulated amortization	188,268
Due from related party	1,584,104

Total Assets	$24,397,693

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible debt, net of debt discount of $1,012,049	$1,987,951
Accounts payable and accrued expenses	745,269
VAT and service taxes payable	2,496,846
Advances from customers	88,696
Unearned revenue	688,080
Due to related parties	529,449

Total Current Liabilities	6,536,291

LONG-TERM LIABILITIES:
Notes payable - related parties	4,073,057

Total Liabilities	10,609,348

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized;
No shares issued and outstanding)	-
Common stock ($.001 par value; 200,000,000 shares authorized;
41,280,000 shares issued and outstanding)	41,280
Additional paid-in capital	7,071,950
Retained earnings	6,051,879
Other comprehensive gain - cumulative foreign currency translation adjustment	623,236

Total Shareholders' Equity	13,788,345

Total Liabilities and Shareholders' Equity	$24,397,693

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
NET REVENUES:
Wholesale	$5,049,121	$4,298,188
Retail	501,242	854,829
Other revenues	2,739,172	1,388,078

Total Revenues	8,289,535	6,541,095

COST OF SALES	5,662,916	4,399,701

GROSS PROFIT	2,626,619	2,141,394

OPERATING EXPENSES:
Selling expenses	558,724	516,895
Research and development	91,822	75,028
General and administrative	846,294	393,487

Total Operating Expenses	1,496,840	985,410

INCOME FROM OPERATIONS	1,129,779	1,155,984

OTHER INCOME (EXPENSE):
Debt issuance costs	(29,340)	-
Registration rights penalty	(54,000)	-
Interest expense	(252,567)	(102,424)

Total Other Income (Expense)	(335,907)	(102,424)

INCOME BEFORE INCOME TAXES	793,872	1,053,560

INCOME TAXES	-	-

NET INCOME	$793,872	$1,053,560

COMPREHENSIVE INCOME:
NET INCOME	$793,872	$1,053,560

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	124,132	34,564

COMPREHENSIVE INCOME	$918,004	$1,088,124

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	41,280,000	40,041,600
Diluted	44,280,000	40,041,600

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$793,872	$1,053,560
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	110,158	143,714
Amortization of deferred debt issuance costs	29,340	-
Amortization of debt discount	144,578	-
Increase in allowance for doubtful accounts and sales returns	-	20,230
Changes in assets and liabilities:
Accounts receivable	214,114	(674,994)
Inventories	(1,159,619)	(1,017,565)
Prepaid and other current assets	(98,927)	3,423
Other assets	-	-
Accounts payable and accrued expenses	35,097	169,711
VAT and service taxes payable	427,048	18,140
Unearned revenue	256,493	405,736
Advances from customers	(144,365)	(19,184)

NET CASH PROVIDED BY OPERATING ACTIVITIES	607,789	102,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	259,575	250,411
Purchase of property and equipment	(366,218)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(106,643)	250,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible debt	2,950,000	-
Payment of debt issaunce costs	(231,526)	-
Proceeds from related party advances	2,866	-
Repayments of related party advances	(174,839)	(168,667)
Repayments of notes payable - related parties	(700,866)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,845,635	(168,667)

EFFECT OF EXCHANGE RATE ON CASH	20,122	1,638

NET INCREASE IN CASH	2,366,903	186,153

CASH - beginning of year	2,089,156	160,934

CASH - end of period	$4,456,059	$347,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$55,489	$102,424
Income taxes	$-	$-

See notes to unaudited consolidated financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

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

On September 6, 2006, the Company entered into a definitive Share Exchange Agreement with Lotus Pharmaceutical International, Inc. (“Lotus International”), whereby the Company acquired all of the outstanding common stock of Lotus International in exchange for newly-issued stock of the Company to Lotus International’s shareholders.  On September 28, 2006 (the closing date), Lotus International became a wholly-owned subsidiary of the Company and Lotus International’s shareholders became the owners of the majority of the Company’s voting stock. The acquisition of Lotus International by the Company was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Lotus International hold a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, Lotus International is deemed to be the acquirer for accounting purposes.

Lotus International was incorporated under the laws the State of Nevada on August 28, 2006 to develop and market pharmaceutical products in the People's Republic of China (“PRC” or “China”). PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, Lotus operates its pharmaceutical business in China through Beijing Liang Fang Pharmaceutical Co., Ltd. (“Liang Fang”) and an affiliate of Liang Fang, Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd. (“En Zhe Jia”), both of which are pharmaceutical companies headquartered in the PRC and organized under the laws of the PRC (hereinafter, referred to together as “Lotus East”). Lotus International has contractual arrangements with Lotus East and its shareholders pursuant to which Lotus International will provide technology consulting and other general business operation services to Lotus East. Through these contractual arrangements, Lotus International also has the ability to substantially influence Lotus East’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable Lotus International to control Lotus East, Lotus International is considered the primary beneficiary of Lotus East.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007
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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts and sales returns, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and accruals for taxes due.

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

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $544,967.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales Returns

The Company accounts for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales return, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. The allowance for product returns at March 31, 2007 was $2,320,133.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $234,038 for the three months ended March 31, 2007, which as been reflects in cost of sales. At March 31, 2007, inventory reserve was $517,984.

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2007 and 2006.

Advances from customers

Advances from customers at March 31, 2007 of $88,696 consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings per common share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of the common shares issuable upon the conversion of convertible debt (using the if-converted method). The following table presents a reconciliation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2007	2006
Net income	$793,872	$1,053,560
Weighted average shares outstanding - basic	41,280,000	40,041,600
EPS - basic	$0.02	$0.03

Net income	$793,872	$1,053,560

Weighted average shares outstanding - basic	41,280,000	40,041,600
Effect of dilutive securities
Unexercised options and warrants	-	-
Convertible debentures	3,000,000	-
Weighted average shares outstanding- diluted	44,280,000	40,041,600
EPS - diluted	$0.02	$0.03

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

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

Allowance for returns — In general, for wholesale sales, the Company provides credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. The allowance for product returns at March 31, 2007 was $2,320,133. This allowance has been netted with accounts receivable on the Company’s balance sheet.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping costs

Shipping costs are included in cost of sales and totaled $240,425 and $127,118 for the three months ended March 31, 2007 and 2006, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses amounted to $130,454 and $14,915 for the three months ended March 31, 2007 and 2006, respectively.

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2007 was $20,122.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties. Research and development costs for the three months ended March 31, 2007 and 2006 were approximately $91,800 and $75,000, respectively, and are included in operating expenses.

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains on currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the three months ended March 31, 2007 and 2006, accumulated other comprehensive income was $918,004 and $1,088,124, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“SFAS 109”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - INVENTORIES

At March 31, 2007, inventories consisted of the following:

Raw materials	$3,293,905
Packing materials	5,321
Finished goods	1,547,632
4,846,858
Less: Reserve for obsolete inventory	(517,984)
$4 ,328,874

NOTE 3 - PROPERTY AND EQUIPMENT

At March 31, 2007, property and equipment consist of the following:

	Useful Life
Office equipment and furniture	5-8 Years	$137,961
Manufacturing equipment	10 - 15 Years	4,755,126
Construction in process	N/A	367,661
Building and building improvements	20 - 40 Years	2,409,262
		7,670,010
Less: accumulated depreciation		(1,519,512
		$6,150,498

For the three months ended March 31, 2007 and 2006, depreciation expense amounted to $88,283 and $98,016, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties

At March 31, 2007, the Company had a receivable from an affiliated entity owned by the Company’s chief executive officer. During the three months ended March 31, 2007, this related party repaid approximately $260,000 of these advances and is currently repaying this balance monthly at approximately $84,000 per month until paid in full. At March 31, 2007, the Company has a receivable from this related party amounting to $1,584,104. These advances are payable on demand and were personally guaranteed by the officer. The Company is aware that the receivable from this related party may be in violation of the Sarbanes-Oxley Act of 2002. Through monthly payments, the Company intends on rectifying this situation during fiscal 2007.

Notes payable - related parties

Notes payable - related parties consisted of the following at March 31, 2007:

Note to Song Guoan, father of Song Zheng Hong, director and spouse of Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (5.1% at March 31, 2007), and unsecured	$1,899,004

Note to Zheng Gui Xin, employee, due on December 30, 2015 with with variable annual interest at 80% of current bank rate (5.1% at March 31, 2007), and unsecured	1,460,423

Note to Ma Zhao Zhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (5.1% at March 31, 2007), and unsecured	584,898

Note to Liu Zhong Yi, officer and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (5.1% at March 31, 2007), and unsecured	128,732
Total notes payable - related parties, long term	$4,073,057

For the three months ended March 31, 2007 and 2006, interest expense related to these related loans amounted to $55,489 and $102,424, respectively.

Due to related parties

Prior to fiscal 2006, the chief executive officer of the Company and his spouse, from time to time, provided advances to the Company for operating expenses. During the three months ended March 31, 2007, the Company repaid approximately $116,500 of these advances. At March 31, 2007, the Company had a payable to the chief executive officer and his spouse amounting to $435,880. These advances are short-term in nature and non-interest bearing.

Prior to fiscal 2006, an employee of the Company, from time to time, provided advances to the Company for operating expenses. During the three months ended March 31, 2007, the Company repaid approximately $58,300 of these advances. At March 31, 2007, the Company had a payable to this employee amounting to $90,703. These advances are short-term in nature and non-interest bearing.

The chief financial officer of the Company, from time to time, provided advances to the Company for operating expenses. At March 31, 2007, the Company had a payable to the chief financial officer amounting to $2,866. These advances are short-term in nature and non-interest bearing.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

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

For the three months ended March 31, 2007, assignment fee expense, which was paid during the period, amounted to $57,905 and is included in general and administrative expenses on the accompanying consolidated statements of operations.

NOTE 5 - CONVERTIBLE DEBT

On February 12, 2007, the Company entered into Subscription Agreements with certain accredited investors (the "Purchasers"). Pursuant to the Agreements, the Company issued to the Purchasers Secured Convertible Notes, ("Notes"), with an aggregate principal value of $3,000,000, plus interest on the unpaid principal balance at a rate equal to 14.0% per annum. The maturity date of the Notes is February 12, 2008. Interest on the Notes commences accruing on February 12, 2007 and is payable on April 30, 2007 and on the last business day of each calendar quarter thereafter. Interest is payable in cash, except that upon notice to the Purchasers in writing not less than 15 trading days prior to the relevant interest payment date, the Company may deliver common stock that were registered exclusively for the purpose of satisfying the payment of interest and not principal (“Interest Shares”) valued at 75% of the average of the three lowest closing bid prices of the common stock as report by Bloomberg L.P. for the 20 trading days ending on the trading day preceding the relevant interest payment date. In the event of default under the terms of the Notes, at the option of the Purchaser, all sums of principal and interest remaining unpaid will become immediately due and payable. The notes are convertible into shares of common stock of the Company a rate equal to $1.00 per share, subject to adjustment. The transaction closed on February 12, 2007.

In connection with the debt issuance on February 12, 2007, $50,000 was deducted from the gross proceeds, which was deferred as a debt discount and will be amortized over the life of the convertible debentures. Other fees incurred in connection with the debt issuance include $234,719 of legal fees and other costs, which were treated as a deferred debt issue costs and will be amortized to debt issue cost expense over the life of the debenture.

The Purchasers also received Common Stock Purchase Warrants (the "Warrants"). Pursuant to the terms of the Warrants, the Purchasers are entitled to purchase up to 1,500,000 shares of common stock of the Company at an exercise price of $1.50 per share. The Warrants have a term of 5 years after the issue date of February 12, 2007. These warrants were treated as a discount on the secured notes and were valued at $1,106,627 to be amortized over the 12-month note terms. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.62%; volatility of 105% and an expected term of one year.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 5 - CONVERTIBLE DEBT (continued)

During the three months ended March 31, 2007, amortization debt issue costs was $29,340. The remaining balance of debt issue costs at March 31, 2007 was $205,379. The amortization of debt discounts for the three months ended March 31, 2007 was $144,578, which has been included in interest expense on the accompaying statement of operations. The balance of the debt discount is $1,012,049 at March 31, 2007.

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

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $1.00, the secured convertibvl edebt was not a derivative instument.

The Company granted registration rights to holders of the Securities. Generally, the Company shall file with the Commission a Form SB-2 registration statement (the “Registration Statement”) (or such other form that it is eligible to use) in order to register the Registrable Securities for resale and distribution under the 1933 Act within forty-five (45) calendar days after the Closing Date (the “Filing Date”), and cause the Registration Statement to be declared effective not later than one hundred and fifty (150) calendar days after the Closing Date (the “Effective Date”). If the Registration Statement is not filed on or before the Filing Date or is not declared effective on or before the Effective Date, then the Company shall deliver to the holder of Registrable Securities, as Liquidating Damages, an amount equal to two percent (2%) for the first day of such Non-Registration Event and two percent (2%) for each thirty (30) days (or such lesser pro-rata amount for any period of less than thirty (30) days) of the Purchase Price of the outstanding Notes. The Company must pay the Liquidated Damages in cash. The Liquidated Damages must be paid within ten (10) days after the end of each thirty (30) day period or shorter part thereof for which Liquidated Damages are payable. The Company files its registration on April 25, 2007 and it was declared effective on May 4, 2007. In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. Accordingly, at March 31, 2007, the Company accrued registraion rights penalties of $54,000, which has been included in accounts payable and accrued expenses on the accompanying consildated balance sheet.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 5 - CONVERTIBLE DEBT (continued)

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). The securities sold in the financing were registered on Form SB-2 under the Securities Act of 1933, as amended, on April 25, 2007 (the “Registration Statement”), and the Securities and Exchange Commission declared the Registration Statement effective on May 4, 2007.

The convertible debenture liability is as follows at March 31, 2007:

Convertible debentures payable	$3,000,000
Less: unamortized discount on debentures	(1,012,0491)
Convertible debentures, net	$1,987,9516

NOTE 6 - SHAREHOLDERS EQUITY

In February 2007, the Company’s Board of Directors and its consenting majority stockholders have adopted and approved an amendment to increase the number of the Company’s authorized shares of capital stock from 50,000,000 to 210,000,000 total authorized shares of capital stock. The capital stock shall consist of 200,000,000 authorized shares of Common Stock, $0.001 par value per share, and 10,000,000 authorized shares of Preferred Stock, with a par value $0.001 per share.

NOTE 7 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the three months ended March 31, 2007 and 2006, the Company operated in two reportable business segments - (1) the manufacture and distribution of pharmaceutical products and (2) the retailing of traditional and Chinese medicines and supplies through ten drug stores located in Beijing China and other ancillary revenues generated from retail location such as advertising income, rental income, and examination income. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended March 31, 2007 and 2006 is as follows:
	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
2007

Net revenues	$7,285,050	$926,551	$77,934	$8,289,535

Cost of sales (excluding depreciation)	5,140,930	429,973	7,029	5,577,932
Operating expenses (excluding depreciation and amortization)	-	-	1,471,666	1,471,666
Depreciation and amortization	80,735	4,249	25,174	110,158
Other expenses	-	-	83,340	83,340
Interest expense	-	-	252,567	252,567

Net income (loss)	$2,063,385	$492,329	$(1,761,842)	$793,872

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 7 - SEGMENT INFORMATION (continued)

2006

Net revenues	$5,191,720	$1,349,375	$-	$6,541,095

Cost of sales (excluding depreciation)	3,615,284	690,820	-	4,306,104
Operating expenses (excluding depreciation and amortization)	-	-	935,293	935,293
Depreciation and amortization	88,917	4,680	50,117	143,714
Other income	-	-	-	-
Interest expense	-	-	102,424	102,424

Net income (loss)	$1,487,519	$653,875	$(1,087,834)	$1,053,560

Total assets be geographical location:
China	$21,631,993
USA	2,765,700
Total assets	$24,397,693

The Company does not allocate research and development, selling and general and administrative expenses to its reportable segments, because these activities are managed at a corporate level.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment.

NOTE 8 - OPERATING RISK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion of the financial condition and results of operation of Lotus Pharmaceuticals, Inc. (“Lotus”) should be read in conjunction with the financial statements and the notes to those statements included herein. This discussion includes forward-looking statements that involve risk and uncertainties. As a result of many factors, such as those set forth under “Risk Factors”, actual results may differ materially from those anticipated in the forward-looking statements.

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

On September 6, 2006, we entered into a definitive Share Exchange Agreement with Lotus Pharmaceutical International, Inc. (“Lotus International”), whereby we acquired all of the outstanding common stock of Lotus International in exchange for newly-issued shares of our common stock to Lotus International’s shareholders.  Lotus International was incorporated under the laws the State of Nevada on August 28, 2006 to develop and market pharmaceutical products in the People's Republic of China (“PRC” or “China”). On September 28, 2006 (the closing date), Lotus International became our wholly-owned subsidiary and Lotus International’s shareholders became owners of a majority of our voting stock. The acquisition of Lotus International by us is accounted for as a reverse merger because on a post-merger basis, the former shareholders of Lotus International held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result, Lotus International is deemed to be the acquirer for accounting purposes.

Additionally, on September 6, 2006, Lotus International entered into various agreements with Liang Fang Pharmaceuticals Co. Ltd. (“Liang Fang”) and Beijing En Zhe Jia Pharmaceutical Co., Ltd. (“En Zhe Jia”) (herein referred to as “Lotus East”) whereby the shareholders of Lotus East transferred all operating and voting control of Lotus East to Lotus International. As a result of these agreements, Lotus East was deemed to be the acquirer of Lotus International for accounting purposes. Accordingly, the financial statement data presented are those of Lotus East for all periods prior to our acquisition of Lotus International on September 28, 2006, and the financial statements of the consolidated companies from the acquisition date forward.

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

Liang Fang owns and operates several drug stores throughout Beijing, China. These drugstores sell Western and traditional Chinese medicine, and medical treatment equipment.

Liang Fang’s affiliate, En Zhe Jia, is a Chinese limited liability company and was formed under the laws of the People’s Republic of China on September 17, 1999. En Zhe Jia is the sole manufacturer of pharmaceuticals for the Company and maintains facilities for the production of Western medicines, Chinese medicines, as well as the research and production of other new medicines.

Current Business Operations

As discussed above, our operations are conducted through Liang Fang and its affiliated company, En Zhe Jia, both of which are limited liability companies headquartered in PRC and organized under the laws of PRC. Our business is composed of four parts: (1) Manufacturing and distribution of pharmaceutical products, including the manufacture of pharmaceutical products for other distributors (OEM manufacturing), (2) retailing of Western and traditional Chinese medications and accessories, (3) leasing retail space to licensed physicians and other parties and (4) research and development.

The Company currently has 268 employees, but we do not have any employees at our Boca Raton, Florida headquarters offices located at Boca Corporate Plaza, 7900 Glades Road, Suite 420, Boca Raton, Florida 33434, except our Chief Financial Officer who is hired on an outsourced basis.

Results of Operations

For the Three Months Ended March 31, 2007 Versus Three Months Ended March 31, 2006

Total Revenues

Total revenues for the three months ended March 31, 2007 were $8,289,535 as compared to total revenues of $6,541,095 for the three months ended March 31, 2006, an increase of $1,748,440 or approximately 26.73%. For the three months ended March 31, 2007 and 2006, net revenues consisted of the following:
	2007	2006
Wholesale	$5,049,121	$4,298,188
Retail	501,242	854,829
Other revenues	2,739,172	1,388,078

Total Revenues	$8,289,535	$6,541,095

•
For the three months ended March 31, 2007, wholesale revenues increased by $750,933 or 17.5%. The significant increase in tangible product revenues is mainly attributed to continued strong sales of our best selling product, VALSARTAN Capsules, a medicine for primary hypertension or high blood pressure.

•
For the three months ended March 31, 2007, retail revenues decreased by $353,587 or 41.4%. The decrease is attributable the closing of several pharmacy locations during the period for one month for repairs and reorganization.

•	For the three months ended March 31, 2007, other revenues increased by $1,351,094. The significant increase in other revenues is attributed to the following:

	2007	2006
Leasing revenues	$278,617	$227,161
Third-party manufacturing	2,235,929	893,532
Advertising revenues	146,692	148,961
Research and development and lab testing services	77,934	118,424

Total other revenues	$2,739,172	$1,388,078

•
During 2006, we began performing third party contract manufacturing projects. In connection with third-party manufacturing, the customers supply the raw materials and we are paid a fee for manufacturing their product.

•
In 2006, we entered into an advertisement contract whereby we receive approximately $50,000 per month for the lease of counter and other space at our retail locations. We expect this revenue to increase in the future as we sign similar contracts.

•	In the 2007 and 2006 period, we performed research and development and lab testing projects for various third parties and performed drug testing and analysis.

Cost of Sales

Cost of sales includes raw materials, packing materials, shipping, and manufacturing costs, which includes allocated portion of overhead expenses such as utilities and depreciation directly related to product production. For the three months ended March 31, 2007, cost of sales amounted to $5,662,916 or approximately 68.3% of total revenues as compared to cost of sales of $4,399,701 or approximately 67.3% of total revenues for the three months ended March 31, 2006.

Gross Profit

Gross profit for the three months ended March 31, 2007 was $2,626,619 or 31.7% of total revenues, as compared to $2,141,394 or 32.7% of revenues for the three months ended March 31, 2006.

Operating Expenses

Total operating expenses for the three months ended March 31, 2007 were $1,496,840, an increase of $511,430 or 51.9%, from total operating expenses in the three months ended March 31, 2006 of $985,410. This increase included the following:

For the three months ended March 31, 2007, selling expenses amounted to $558,724 as compared to $516,895 for the three months ended March 31, 2006, an increase of $41,829 or 8%. This increase is attributable to an increase in advertising costs of approximately $115,500, and an increase in other selling expenses of $64,355 such as travel and entertainment, and sales conferences and training, offset by a decrease in commissions paid of $138,026. We expect our selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2007, we intend to expand our marketing efforts related to our products.

For the three months ended March 31, 2007, research and development costs amounted to $91,822 as compared to $75,028 for the three months ended March 31, 2006, an increase of $16,794 or 22.4%. In fiscal 2006, we decreased our research and development activities to concentrate on the sale and marketing of developed products. We currently have 4 drugs in the pipeline that are in the process of obtaining government approval. As of the date of this filing, we can not predict when we will begin the development of new pharmaceutical products or the related costs.

For the three months ended March 31, 2007, general and administrative expenses were $846,294 as compared to $393,487 for the three months ended March 31, 2006, an increase of $452,807, or 115.1% as summarized below:

	Three months ended March 31,
	2007	2006
Salaries and related benefits	$389,481	$174,580
Amortization	21,875	45,698
Bad debt	-	20,696
Depreciation	7,465	4,419
Rent	67,277	61,572
Travel and entertainment	51,504	17,273
Professional fees	53,100	-
Other	255,592	69,249

Total	$846,294	$393,487

The changes in these expenses from the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 included the following:

•
Salaries and related benefits increased $214,901 or 123% due the increase in hours worked and overtime and the increased use of our part time employees. For the three months ended March 31, 2007, we incurred directors’ fees of $52,500 and recorded compensation expense for our chief executive officer and chief financial officer of $60,900. We did not incur these fees in the prior year.

•	Amortization of our manufacturing rights decreased by $23,823 or approximately 52%.

•	A decrease of $20,696 or 100%, in bad debt expenses.

•	Depreciation increased by $3,046 or approximately 69%.

•	Rent increased by $5,705 or approximately 9.3%.

•	Travel and entertainment expenses increased by $34,231 or 198.2% due to increased sales-related travel.

•	Professional fees increased $53,100 or 100% due to an increase in accounting and legal fees activities related to being a public entity in the United States.

•	Other selling, general and administrative expenses, which includes utilities, office supplies and expenses increased by $186,343 or 269%.

Income from Operations

We reported income from operations of $1,129,779 for the three months ended March 31, 2007 as compared to income from operations of $1,155,984 for the three months ended March 31, 2006, a decrease of $26,205 or approximately 2.3%.

Other Expense

For the three months ended March 31, 2007, total other expense amounted to $335,907 as compared to other expense of $102,424 for the three months ended March 31, 2006, an increase of $233,483. This change is primarily attributable to:

•	For the three months ended March 31, 2007, we recorded debt issuance costs of $29,340 compared to $0 for the three months ended March 31, 2006 due to our recent funding.

•	For the three months ended March 31, 2007, we recorded registration rights penalties related to the late filing of our registration statement on Form SB-2.

•
For the three months ended March 31, 2007, interest expense was $252,567 as compared to $102,424 for the three months ended March 31, 2006, an increase of $150,143. This increase is attributable to the amortization of debt discount of $144,578 and the accrual of interest payable of $52,500 in connection with our debt funding. This increase was offset by a reduction of interest expense from our related party notes payable due to the repayment of this debt.

Net Income

As a result of these factors, we reported net income of $793,872 for the three months ended March 31, 2007 as compared to net income of $1,053,560 for the three months ended March 31, 2006. This translates to basic and diluted net income per common share of $0.02 and $0.03 for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At March 31, 2007, we had a cash balance of $4,456,059. These funds are located in financial institutions located as follows:

China	$1,971,363
USA	2,484,696

Total	$4,456,059

Our working capital position increased $1,292,456 to $9,938,532 at March 31, 2007 from $8,646,076 at December 31, 2006. This increase in working capital is primarily attributable to an increase in cash of approximately $2.4 million and an increase of approximately $1.2 million in inventories offset by an increase in accounts payable and accrued expenses of $40,000, an increase in taxes payable of approximately $449,000 and an increase in net convertible debt of approximately $2.0 million. The increase in accounts receivable and corresponding decrease inventories reflects the effects of increased sales during fiscal 2006 and the corresponding receivables generated by those sales.

At March 31, 2007, our inventories of raw materials and finished goods totaled $4,328,874, an increase of approximately $1.2 million, or 38%, from December 31, 2006. We expect to maintain higher inventory levels to accommodate for anticipated future sales growth as well as a wider variety of products.

At March 31, 2007, we maintain an allowance for doubtful accounts on accounts receivable balances of $544,967 as compared to $539,637 at December 31, 2006, an increase of $5,330 and reflects our best estimate of probable losses. In determining the allowance for doubtful accounts, our management reviews our accounts receivable aging as well as the facts and circumstances of specific customers which may indicate the collection of specific amounts are at risk. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within four months to a year, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company our size within our industry. We also occasionally offer established customers longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Occasionally we will request a customer to prepay an order prior to shipment. At March 31, 2007 our balance sheet reflected advances from customers of $88,696, a decrease of $142,644, or approximately 62%, from December 31, 2006.

Our balance sheet at March 31, 2007 also reflects a balance due to related parties of $529,449 which was a working capital advances made to us by our President, vice-president and an officer of the Company and a Board member. These loans are non-interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

Our balance sheet at March 31, 2007 also reflects notes payable to related parties of approximately $4.1 million due on December 30, 2015 which is a working capital loan made to us by the Company’s Chief Executive Officer, two employees of the Company and a Board member. These loans bear a variable annual interest at 80% of current bank rate and are unsecured. During the three months ended March 31, 2007, we repaid approximately $701,000 of these loan balances.

Net cash provided by operating activities for the three months ended March 31, 2007 was $607,789 as compared to $102,771 for the three months ended March 31, 2006. For the three months ended March 31, 2007, net cash provided by operating activities was attributable primarily to our net income of $793,872, the add back of depreciation and amortization of $110,158, amortization of debt issuance costs of $29,340 and the amortization of debt discount of $144,578, a decrease in accounts receivable of $214,114, an increase in accounts payable ad accrued expenses of $35,097, an increase in VAT and service taxes payable of $427,048, and an increase in unearned revenues of $256,493 offset an increase in inventory balance of $1,159,619, an increase in prepaid and other current assets of $98,927, and a decrease in advances from customers of $144,365. For the three months ended March 31, 2006, net cash provided by operating activities was attributable primarily to our net income of $1,053,560, a decrease in prepaid and other current assets of $3,423, an increase accounts payable and accrued expense of $169,711, and the add back of non-cash items such as depreciation and amortization of $143,714, bad debt of $20,230, and changes in other liabilities of $404,692, offset by cash used to fund a net increase in accounts receivable of $674,994 and an increase in our inventory of $1,017,565.

Net cash used in investing activities for the three months ended March 31, 2007 was $106,643 attributable to the purchase of property and equipment of $366,218 offset by payment received on due from related parties of $259,575. Net cash provided by investing activities for the three months ended March 31, 2006 amounted to $250,411 and consisted of payments received from related party advances due.

Net cash provided by financing activities was $1,845,635 for the three months ended March 31, 2007 and was attributable to the receipt of net proceeds of $2,950,000 from our debt financing offset by payments on related party advances and loans of $875,705 and the payment of debt issuance costs of $231,526 as compared to net cash used in financing activities of $168,667 for the three months ended March 31, 2006 and reflects repayments of related party advances.

We reported a net increase in cash for the three months ended March 31, 2007 of $2,366,903 as compared to a net increase in cash of $186,153 for the three months ended March 31, 2006.

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

Recent Capital Raising Transactions

On February 12, 2007, we entered into Subscription Agreements with two accredited investors (the "Purchasers"). Pursuant to the Agreements, we issued to the Purchasers Secured Convertible Notes, ("Notes"), with an aggregate principle value of $3,000,000, plus interest on the unpaid principal balance at a rate equal to 14.0% per annum. The maturity date of the Notes is February 12, 2008. Interest on the Notes commences accruing on February 12, 2007 and is payable on April 30, 2007 and on the last business day of each calendar quarter thereafter. Interest is payable in cash, except that upon notice to the Purchasers in writing not less than 15 trading days prior to the relevant interest payment date, we may deliver common stock that were registered exclusively for the purpose of satisfying the payment of interest and not principal (“Interest Shares”) valued at 75% of the average of the three lowest closing bid prices of the common stock as report by Bloomberg L.P. for the 20 trading days ending on the trading day preceding the relevant interest payment date. In the event of default under the terms of the Notes, at the option of the Purchaser, all sums of principal and interest remaining unpaid will become immediately due and payable. The notes are convertible into shares of common stock of the Company a rate equal to $1.00 per share, subject to adjustment. The transaction closed on February 12, 2007.

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

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). The securities sold in the financing were registered on Form SB-2 under the Securities Act of 1933, as amended, on April 25, 2007 (the “Registration Statement”), and the Securities and Exchange Commission declared the Registration Statement effective on May 4, 2007.

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

We recognize revenue for the sale of pharmaceutical products and for payments received, if any, under reimbursement of development costs as follows:

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

Other revenues. Other revenues consist of (i) rental income received for the lease of retail space to various retail merchants; (ii) advertising revenues from the lease of counter space at our retail locations; (iii) rental income from the lease of retail space to licensed medical practitioners; and (iv) revenues received by us for research and development projects. We recognize revenues upon performance of such funded research. We recognize revenues from leasing of space as earned from contracting third parties. Revenues received in advance are reflected as deferred revenue on the accompanying balance sheet. Additionally, we receive income from the sale of developed drug formulas. Income from the sale of drug formulas are recognized upon performance of all of our obligations under the respective sales contract and are included in other income on the accompanying consolidated statement of operations.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2007, accounts receivable, net of allowance for doubtful accounts and sales returns, amounted to $7,134,119.

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

Off Balance Sheet Arrangements

As of the date of this Registration Statement, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

Overview

In connection with the preparation of our quarterly report on Form 10-QSB for the period ended March 31, 2007, our management identified material weaknesses in the Company’s internal controls over financial reporting. As defined by the Public Accounting Oversight Board (the “PCAOB“) in Auditing Standard No. 2., a material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the interim financial statements will not be prevented or detected.

The identified material weaknesses in the Company’s internal controls over financial reporting have resulted in insufficient controls related to inventory accounting, accounts receivable and payable cut-offs, accrued expenses and segregation of duties. The conclusions of the Company’s management regarding the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007 , the end of the period covered by this Quarterly Report of Form 10-QSB, are covered in more detail in the following paragraph.

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

Changes in Internal Controls

On September 28, 2006, in connection with the completion of the Lotus International acquisition, we hired our Chief Financial Officer. Our CFO is becoming more familiar with the Company, its finances and accounting needs. Additionally, the Company’s CEO is becoming more familiar with SEC disclosure requirements and procedures. The Company’s management believes that substantial remediation measures are required in order to improve the Company’s internal controls. We believe that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company’s finance and accounting group. We believe that we will face challenges in integrating procedures and operations and integration activities may affect our internal control over financial reporting. We intend on continuing to work to improve our internal controls.

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

By written consent in lieu of a special meeting of stockholders, on December 27, 2006, the Company’s Board of Directors and its consenting majority stockholders adopted and approved an amendment to increase the number of the Company’s authorized shares of capital stock from 50,000,000 to 210,000,000 total authorized shares of capital stock. The capital stock now consists of 200,000,000 authorized shares of Common Stock, $0.001 par value per share, and 10,000,000 authorized shares of Preferred Stock, with a par value $0.001 per share.

Additional information regarding this matter can be found in the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on January 18, 2007.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lotus Pharmaceuticals, Inc.

Date: May 21, 2007	By: /s/ Liu Zhong Yi
Liu Zhong Yi Chief Executive Officer

Date: May 21, 2007	By: /s/ Adam Wasserman
Adam Wasserman Chief Financial Officer