Form 10QSB
period 2007-06-30
Lotus Pharmaceuticals, Inc.
filed 2007-08-14
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

(877) 801-0344

(Issuer’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,354,200 shares at August 14, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED JUNE 30, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, Chinese, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

When used in this quarterly report, the terms the “Company,” “we,” and “us” refers to Lotus Pharmaceuticals, Inc., a Nevada corporation,and our wholly-owned subsidiary Lotus Pharmaceutical International, Inc ., a Nevada Corporation and its controlled companies

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$8,441,035
Accounts receivable, net of allowance for doubtful accounts of $763,099 and sales returns of $556,838	9,581,470
Inventories, net of reserve for obsolete inventory of $525,872	1,994,378
Prepaid expenses	139,798
Deferred debt costs	146,699

Total Current Assets	20,303,380

PROPERTY AND EQUIPMENT - net of accumulated depreciation	6,132,751

OTHER ASSETS
Intangible assets, net of accumulated amortization	173,455
Due from related party	1,343,659

Total Assets	$27,953,245

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible debt, net of debt discount of $722,891	$2,277,109
Accounts payable and accrued expenses	796,545
VAT and service taxes payable	3,034,322
Advances from customers	90,046
Unearned revenue	571,422
Due to related parties	104,518

Total Current Liabilities	6,873,962

LONG-TERM LIABILITIES:
Notes payable - related parties	3,990,954

Total Liabilities	10,864,916

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; No shares issued and outstanding)	—
Common stock ($.001 par value; 200,000,000 shares authorized; 41,354,200 shares issued and outstanding)	41,354
Additional paid-in capital	7,127,526
Retained earnings	9,049,510
Other comprehensive gain - cumulative foreign currency translation adjustment	869,939

Total Shareholders’ Equity	17,088,329

Total Liabilities and Shareholders’ Equity	$27,953,245

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Wholesale	$9,235,971	$8,189,097	$14,285,092	$12,487,285
Retail	1,099,996	422,021	1,601,238	1,276,850
Other revenues	2,469,485	895,469	5,208,657	2,283,547

Total Revenues	12,805,452	9,506,587	21,094,987	16,047,682

COST OF SALES	7,311,471	6,126,713	12,974,387	10,526,414

GROSS PROFIT	5,493,981	3,379,874	8,120,600	5,521,268

OPERATING EXPENSES:
Selling expenses	709,366	513,953	1,268,090	1,030,848
Research and development	109,153	108,577	200,975	183,605
General and administrative	1,114,545	843,909	1,960,839	1,237,396

Total Operating Expenses	1,933,064	1,466,439	3,429,904	2,451,849

INCOME FROM OPERATIONS	3,560,917	1,913,435	4,690,696	3,069,419

OTHER INCOME (EXPENSE):
Interest income	—	188	—	188
Debt issuance costs	(58,680)	—	(88,020)	—
Registration rights penalty	(56,000)	—	(110,000)	—
Interest expense	(448,606)	(102,829)	(701,173)	(205,253)

Total Other Income (Expense)	(563,286)	(102,641)	(899,193)	(205,065)

INCOME BEFORE INCOME TAXES	2,997,631	1,810,794	3,791,503	2,864,354

INCOME TAXES	—	—	—	—

NET INCOME	$2,997,631	$1,810,794	$3,791,503	$2,864,354

COMPREHENSIVE INCOME:
NET INCOME	$2,997,631	$1,810,794	$3,791,503	$2,864,354

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	245,491	35,395	369,623	69,959

COMPREHENSIVE INCOME	$3,243,122	$1,846,189	$4,161,126	$2,934,313

NET INCOME PER COMMON SHARE:
Basic	$0.07	$0.05	$0.09	$0.07
Diluted	$0.07	$0.05	$0.09	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	41,389,262	40,041,600	41,297,531	40,041,600
Diluted	44,389,262	40,041,600	44,297,531	40,041,600

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,791,503	$2,864,354
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	246,089	288,019
Amortization of deferred debt issuance costs	88,020	—
Amortization of debt discount	433,735	—
Stock issued for compensation	55,650	—
Increase in allowance for doubtful accounts and sales returns	(1,567,166)	67,195
Changes in assets and liabilities:
Accounts receivable	(524,467)	(1,275,356)
Inventories	1,201,912	(2,110,214)
Prepaid and other current assets	113,540	(156,607)
Accounts payable and accrued expenses	78,398	442,579
VAT and service taxes payable	921,996	(25,920)
Unearned revenue	132,461	307,119
Advances from customers	(145,138)	(79,874)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,826,533	321,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	521,930	501,853
Purchase of property and equipment	(376,201)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	145,729	501,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible debt	2,950,000	—
Payment of debt issuance costs	(231,526)	—
Proceeds from related party advances	—	—
Repayments of related party advances	(600,006)	(338,028)
Repayments of notes payable - related parties	(846,780)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,271,688	(338,028)

EFFECT OF EXCHANGE RATE ON CASH	107,929	3,260

NET INCREASE IN CASH	6,351,879	488,380

CASH - beginning of year	2,089,156	160,934

CASH - end of period	$8,441,035	$649,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$267,438	$205,253
Income taxes	$—	$—

See notes to unaudited consolidated financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Lotus International was incorporated under the laws the State of Nevada on August 28, 2006 to develop and market pharmaceutical products in the People’s Republic of China (“PRC” or “China”). PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, Lotus operates its pharmaceutical business in China through Beijing Liang Fang Pharmaceutical Co., Ltd. (“Liang Fang”) and an affiliate of Liang Fang, Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd. (“En Zhe Jia”), both of which are pharmaceutical companies headquartered in the PRC and organized under the laws of the PRC (hereinafter, referred to together as “Lotus East”). Lotus International has contractual arrangements with Lotus East and its shareholders pursuant to which Lotus International will provide technology consulting and other general business operation services to Lotus East. Through these contractual arrangements, Lotus International also has the ability to substantially influence Lotus East’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable Lotus International to control Lotus East, Lotus International is considered the primary beneficiary of Lotus East. Accordingly, the consolidated financial statements include the accounts of Lotus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Lotus International and companies under its control (Lotus East).

On September 6, 2006, Lotus International entered into the following contractual arrangements:

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Lotus and Lotus East, Lotus has the exclusive right to provide to Lotus East general pharmaceutical business operations services as well as consulting services related to the technological research and development of pharmaceutical products as well as general business operation advice and strategic planning (the “Services”). Under this agreement, Lotus owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Lotus East is required to pay a quarterly consulting service fees in Renminbi (“RMB”), the functional currency of the PRC, to Lotus that is equal to Lotus East’s profits, as defined, for such quarter. To date, no consulting fees have been paid by Lotus East.

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

Option Agreement. Under the option agreement between the shareholders of Lotus East and Lotus, the shareholders of Lotus East irrevocably granted Lotus or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Lotus East for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Lotus or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is 10 years from September 6, 2006 and may be extended prior to its expiration by written agreement of the parties.

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

As of June 30, 2007, Liang Fang owns and operates 10 drug stores throughout Beijing, China. These drugstores sell Western and traditional Chinese medicines, and medical treatment accessories.

Liang Fang’s affiliate, En Zhe Jia is a Chinese limited liability company and was formed under laws of the People’s Republic of China on September 17, 1999. En Zhe Jia is the sole manufacturer for Liang Fang and maintains facilities for the production of medicines, patented Chinese medicine, as well as the research and production of other new medicines.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On May 29, 2007, we formed a new entity, Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. (‘‘Lotus Century’’) under laws of the People’s Republic of China. Lotus Century is a Chinese limited liability company and a wholly owned subsidiary of Lotus Pharmaceutical International, Inc. Lotus Century is primarly engaged in development of innovative medicines, medical technology consulting and outsourcing services, and related training services.

Basis of presentation

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated statements include the accounts of Lotus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Lotus and companies under its control (Liang Fang and En Zhe Jia). All significant inter-company balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

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

Cash and cash equivalents

For purposes of the combined statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of six months or less and money market accounts to be cash equivalents.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $763,099.

Sales Returns

The Company accounts for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales return, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. The allowance for product returns at June 30, 2007 was $556,838.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. At June 30, 2007, inventory reserve was $525,872.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2007 and 2006.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers

Advances from customers at June 30, 2007 of $90,046 consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

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

	For the Six months Ended June 30,
	2007	2006
Net income	$3,791,503	$2,864,354
Weighted average shares outstanding – basic	41,297,531	40,041,600
EPS – basic	$0.09	$0.07

Net income	$3,791,503	$2,864,354

Weighted average shares outstanding – basic	41,297,531	40,041,600
Effect of dilutive securities
Unexercised options and warrants	—	—
Convertible debentures	3,000,000	—
Weighted average shares outstanding– diluted	44,297,531	40,041,600
EPS – diluted	$0.09	$0.07

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

JUNE 30, 2007

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

Allowance for returns — In general, for wholesale sales, the Company provides credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. The allowance for product returns at June 30, 2007 was $556,838. This allowance has been netted with accounts receivable on the Company’s balance sheet.

Other revenues

Other revenues consist of (i) leasing revenues received for the lease of retail space to various retail merchants; (ii) advertising revenues from the lease of counter space at the Company’s retail locations; (iii) leasing revenue from the lease of retail space to licensed medical practitioners; (iv) revenues received by the Company for research and development projects and lab testing jobs conducted on behalf of third party companies, and; (v) revenues received for performing third party contract manufacturing projects. In connection with third-party manufacturing, the customer supplies the raw materials and we are paid a fee for manufacturing their product and revenue is recognized at the completion of the manufacturing job. The Company recognizes revenues from leasing of space and advertising revenues as earned from contracting third parties. The Company recognizes revenues upon performance of any research or lab testing jobs. Revenues received in advance are reflected as deferred revenue on the accompanying balance sheet. Additionally, the Company receives income from the sale of developed drug formulas. Income from the sale of drug formulas are recognized upon performance of all of the Company’s obligations under the respective sales contract and are included in other income on the accompanying consolidated statement of operations.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping costs

Shipping costs are included in cost of sales and totaled $505,697 and $127,118 for the six months ended June 30, 2007 and 2006, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses amounted to $263,529 and $45,900 for the six months ended June 30, 2007 and 2006, respectively.

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2007 was $107,929.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties. Research and development costs for the six months ended June 30, 2007 and 2006 were approximately $200,975 and $183,605, respectively, and are included in operating expenses.

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains on currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the six months ended June 30, 2007 and 2006, accumulated other comprehensive income was $369,623 and $ 69,959, respectively.

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

JUNE 30, 2007

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

NOTE 2 - INVENTORIES

At June 30, 2007, inventories consisted of the following:

Raw materials	$2,135,784
Packing materials	8,159
Finished goods	376,307
2,520,250
Less: Reserve for obsolete inventory	(525,872)
$1,994,378

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consist of the following:

	Useful Life
Office equipment and furniture	3 – 8 Years	$148,193
Manufacturing equipment	10 - 15 Years	4,827,529
Building and building improvements	20 - 40 Years	2,819,208
		7,794,930
Less: accumulated depreciation		(1,662,179)
		$6,132,751

For the six months ended June 30, 2007 and 2006, depreciation expense amounted to $209,512 and $196,436, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties

At June 30, 2007, the Company had a receivable from an affiliated entity owned by the Company’s chief executive officer. During the six months ended June 30, 2007, this related party repaid approximately $529,000 of these advances and is currently repaying this balance monthly at approximately $88,000 per month until paid in full. At June 30, 2007, the Company has a receivable from this related party amounting to $1,343,659. These advances are payable on demand and were personally guaranteed by the officer. The Company is aware that the receivable from this related party may be in violation of the Sarbanes-Oxley Act of 2002. Through monthly payments, the Company intends on rectifying this situation during fiscal 2007 and 2008..

Notes payable - related parties

Notes payable - related parties consisted of the following at June 30, 2007:

Note to Song Guoan, father of Song Zheng Hong, director and spouse of Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (5.1% at June 30, 2007), and unsecured	$1,783,797

Note to Zheng Gui Xin, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (5.1% at June 30, 2007), and unsecured	1,482,662

Note to Ma Zhao Zhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (5.1% at June 30, 2007), and unsecured	593,803

Note to Liu Zhong Yi, officer and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (5.1% at June 30, 2007), and unsecured	130,692

Total notes payable - related parties, long term	$3,990,954

For the six months ended June 30, 2007 and 2006, interest expense related to these related loans amounted to $107,605 and $205,253, respectively.

Due to related parties

Prior to fiscal 2006, the chief executive officer of the Company and his spouse, from time to time, provided advances to the Company for operating expenses. During the six months ended June 30, 2007, the Company repaid approximately $489,500 of these advances. At June 30, 2007, the Company had a payable to the chief executive officer amounting to $71,835. These advances are short-term in nature and non-interest bearing.

Prior to fiscal 2006, an employee of the Company, from time to time, provided advances to the Company for operating expenses. During the six months ended June 30, 2007, the Company repaid approximately $118,800 of these advances. At June 30, 2007, the Company had a payable to this employee amounting to $32,683. These advances are short-term in nature and non-interest bearing.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

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

For the six months ended June 30, 2007, assignment fee expense, which was paid during the period, amounted to $116,429 and is included in general and administrative expenses on the accompanying consolidated statements of operations.

NOTE 5 - CONVERTIBLE DEBT

On February 12, 2007, the Company entered into Subscription Agreements with certain accredited investors (the “Purchasers”). Pursuant to the Agreements, the Company issued to the Purchasers Secured Convertible Notes, (“Notes”), with an aggregate principal value of $3,000,000, plus interest on the unpaid principal balance at a rate equal to 14.0% per annum. The maturity date of the Notes is February 12, 2008. Interest on the Notes commences accruing on February 12, 2007 and is payable on April 30, 2007 and on the last business day of each calendar quarter thereafter. Interest is payable in cash, except that upon notice to the Purchasers in writing not less than 15 trading days prior to the relevant interest payment date, the Company may deliver common stock that were registered exclusively for the purpose of satisfying the payment of interest and not principal (“Interest Shares”) valued at 75% of the average of the three lowest closing bid prices of the common stock as report by Bloomberg L.P. for the 20 trading days ending on the trading day preceding the relevant interest payment date. In the event of default under the terms of the Notes, at the option of the Purchaser, all sums of principal and interest remaining unpaid will become immediately due and payable. The notes are convertible into shares of common stock of the Company a rate equal to $1.00 per share, subject to adjustment. The transaction closed on February 12, 2007.

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

The Purchasers also received Common Stock Purchase Warrants (the “Warrants”). Pursuant to the terms of the Warrants, the Purchasers are entitled to purchase up to 1,500,000 shares of common stock of the Company at an exercise price of $1.50 per share. The Warrants have a term of 5 years after the issue date of February 12, 2007. These warrants were treated as a discount on the secured notes and were valued at $1,106,627 to be amortized over the 12-month note terms. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.62%; volatility of 105% and an expected term of one year.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 5 - CONVERTIBLE DEBT (continued)

During the six months ended June 30, 2007, amortization debt issue costs was $88,020. The remaining balance of debt issue costs at June 30, 2007 was $146,699. The amortization of debt discounts for the six months ended June 30, 2007 was $433,735, which has been included in interest expense on the accompaying statement of operations. The balance of the debt discount is $722,891 at June 30, 2007.

The Notes are secured by a Security Agreement, a Pledge Agreement, a Guaranty, and Share Pledge Agreements (collectively, the “Security Agreements”). In the event of a default, the Security Agreements grant to S. Michael Rudolph, as collateral agent for the Purchasers, a security interest in all right, title and interest of Debtors, as that term is defined therein, to and in respect of all Accounts, Goods, real or personal property, all present and future books and records relating to the foregoing and all products and Proceeds of the foregoing, as set forth therein, and all security interests, as set forth therein, of the Company, Lotus Pharmaceutical International, Inc. Beijing Liang Fang Pharmaceutical Co., Ltd. and Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd. In addition, Liu Zhong Yi, the Company’s president and chief executive officer, pledged his 18,782,400 shares of the Company’s common stock, Song Zhenghong, a director of the Company and spouse of Liu Zhong Yi, pledged her 6,708,000 shares of the Company’s common stock, and the Company pledged its 38,800 shares of Lotus’s common stock in the event of a default under the Notes. Events of default include, but are not limited to, (i) the Company’s failure to pay any installment of principal, interest or other sum due under the Notes when due and such failure continues for a period of 5 business days after the due date, (ii) the commencement of a voluntary or involuntary liquidation, or other relief with respect to the Company or its debts under bankruptcy, insolvency or other similar law, that is not dismissed with 45 days of initiation (iii) final judgments for the payment in excess of $100,000 are rendered against the Company, and remain unpaid, unvacated, unbonded or unstayed for a period of 45 days (iv) or any breach or failure to comply in any respect with the terms of the Notes or any agreements entered into in connection with the transactions contemplated by the Agreements.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $1.00, the secured convertibvl edebt was not a derivative instument.

The Company granted registration rights to holders of the Securities. Generally, the Company shall file with the Commission a Form SB-2 registration statement (the “Registration Statement”) (or such other form that it is eligible to use) in order to register the Registrable Securities for resale and distribution under the 1933 Act within forty-five (45) calendar days after the Closing Date (the “Filing Date”), and cause the Registration Statement to be declared effective not later than one hundred and fifty (150) calendar days after the Closing Date (the “Effective Date”). If the Registration Statement is not filed on or before the Filing Date or is not declared effective on or before the Effective Date, then the Company shall deliver to the holder of Registrable Securities, as Liquidating Damages, an amount equal to two percent (2%) for the first day of such Non-Registration Event and two percent (2%) for each thirty (30) days (or such lesser pro-rata amount for any period of less than thirty (30) days) of the Purchase Price of the outstanding Notes. The Company must pay the Liquidated Damages in cash. The Liquidated Damages must be paid within ten (10) days after the end of each thirty (30) day period or shorter part thereof for which Liquidated Damages are payable. The Company files its registration on April 25, 2007 and it was declared effective on May 4, 2007. In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payments” which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. Accordingly, at June 30, 2007, the Company accrued registraion rights penalties of $110,000, which has been included in accounts payable and accrued expenses on the accompanying consildated balance sheet.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 5 - CONVERTIBLE DEBT (continued)

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

The convertible debenture liability is as follows at June 30, 2007:

Convertible debentures payable	$3,000,000
Less: unamortized discount on debentures	(722,891)
Convertible debentures, net	$2,277,109

NOTE 6 - SHAREHOLDERS’ EQUITY

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

In May 2007, the Company issued 74,200 shares of common stock to an officer and a director of the Company for services rendered. The shares were issued at the fair values at the date of the issuance of $74,200 or $1.00 per share. Accordingly, the Company recorded stock-based compensation of $55,650 and deferred compensation of $18,550 which will be amortized over the remaining service period.

NOTE 7 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the six months ended June 30, 2007 and 2006, the Company operated in two reportable business segments - (1) the manufacture and distribution of pharmaceutical products and (2) the retailing of traditional and Chinese medicines and supplies through ten drug stores located in Beijing China and other ancillary revenues generated from retail location such as advertising income, rental income, and examination income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 7 - SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the six months ended June 30, 2007 and 2006 is as follows:

	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
2007

Net revenues	$18,422,370	$2,336,196	$336,421	$21,094,987

Cost of sales (excluding depreciation)	11,843,631	928,364	14,202	12,786,197
Operating expenses (excluding depreciation and amortization)	-	-	3,372,005	3,372,005
Depreciation and amortization	178,779	9,411	57,899	246,089
Other expenses	-	-	198,020	198,020
Interest expense	-	-	701,173	701,173

Net income (loss)	$6,399,960	$1,398,421	$(4,006,878)	$3,791,503

2006

Net revenues	$13,897,615	$1,912,731	$237,336	$16,047,682

Cost of sales (excluding depreciation)	9,360,242	982,340	-	10,342,582
Operating expenses (excluding depreciation and amortization)	-	-	2,347,662	2,347,662
Depreciation and amortization	178,327	5,505	104,187	288,019
Other Income	-	-	-	-
Interest expense	-	-	205,065	205,065

Net income (loss)	$4,359,046	$924,886	$(2,419,578)	$2,864,354

Total assets be geographical location:
China	$ 27,536,931
USA	416,314
Total assets	$ 27,953,245

The Company does not allocate research and development, selling and general and administrative expenses to its reportable segments, because these activities are managed at a corporate level.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

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

(c) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate the PRC subsidiaries could be affected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On September 6, 2006, we entered into a definitive Share Exchange Agreement with Lotus Pharmaceutical International, Inc. (“Lotus International”), whereby we acquired all of the outstanding common stock of Lotus International in exchange for newly-issued shares of our common stock to Lotus International’s shareholders. Lotus International was incorporated under the laws the State of Nevada on August 28, 2006 to develop and market pharmaceutical products in the People’s Republic of China (“PRC” or “China”). On September 28, 2006 (the closing date), Lotus International became our wholly-owned subsidiary and Lotus International’s shareholders became owners of a majority of our voting stock. The acquisition of Lotus International by us is accounted for as a reverse merger because on a post-merger basis, the former shareholders of Lotus International held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result, Lotus International is deemed to be the acquirer for accounting purposes.

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

On May 29, 2007, we formed a new entity, Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. (‘‘Lotus Century’’) under laws of the People’s Republic of China. Lotus Century is a Chinese limited liability company and a wholly owned subsidiary of Lotus Pharmaceutical International, Inc. Lotus Century is primarly engaged in development of innovative medicines, medical technology consulting and outsourcing services, and related training services.

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

Results of Operations

For the Six months Ended June 30, 2007 Versus Six months Ended June 30, 2006

Total Revenues

Total revenues for the six months ended June 30, 2007 were $21,094,987 as compared to total revenues of $15,411,801 for the six months ended March 31, 2006, an increase of $5,683,186 or approximately 36.88%. For the six months ended June 30, 2007 and 2006, net revenues consisted of the following:

	2007	2006
Wholesale	$14,285,092	$12,487,285
Retail	1,601,238	1,276,850
Other revenues	5,208,657	2,283,547

Total Revenues	$21,094,987	$16,047,682

•

For the six months ended June 30, 2007, wholesale revenues increased by $1,797,807 or 14.4%. The significant increase in tangible product revenues is mainly attributed to continued strong sales of our best selling product, VALSARTAN Capsules, a medicine for primary hypertension or high blood pressure.

•

For the six months ended June 30, 2007, retail revenues increased by $324,388 or 25.41%. The increase is primarily attributable to the Beijing government approving medicine expense reimbursements based on receipts from our retail pharmacy stores beginning in March 2006. Accordingly, customers who purchase medicines from our pharmacies can be reimbursed by the government. Additionally, several of our retail restores were newly renovated in 2007 and attracted more customers.

•	For the six months ended June 30, 2007, other revenues increased by $2,925,110. The significant increase in other revenues is attributed to the following:

	2007	2006
Leasing revenues	$439,615	$337,345
Third-party manufacturing	4,137,278	1,410,330
Advertising revenues	295,343	298,536
Research and development and lab testing services	336,421	237,336

Total other revenues	$5,208,657	$2,283,547

•

During 2006, we began performing third party contract manufacturing projects. In connection with third-party manufacturing, the customers supply the raw materials and we are paid a fee for manufacturing their product. During 2006 and in fiscal 2007, we have entered into manufacturing contracts with various parties to manufacture drugs. We expect third-party manufacturing revenues to increase during 2007 as we continue to manufacture for existing customers and obtain new customers.

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

Cost of Sales

Cost of sales includes raw materials, packing materials, shipping, and manufacturing costs, which includes allocated portion of overhead expenses such as utilities and depreciation directly related to product production. For the six months ended June 30, 2007, cost of sales amounted to $12,974,387 or approximately 61.50% of total revenues as compared to cost of sales of $10,526,414 or approximately 68.3% of total revenues for the six months ended June 30, 2006.

Gross Profit

Gross profit for the six months ended June 30, 2007 was $8,120,600 or 38.50% of total revenues, as compared to $5,521,268 or 34.41% of revenues for the six months ended June 30, 2006.

Operating Expenses

Total operating expenses for the six months ended June 30, 2007 were $3,429,904, an increase of $978,055 or 39.89%, from total operating expenses in the six months ended June 30, 2006 of $2,451,849. This increase included the following:

For the six months ended June 30, 2007, selling expenses amounted to $1,268,090 as compared to $1,030,848 for the six months ended June 30, 2006, an increase of $237,242 or 23%. This increase is attributable to an increase in advertising costs of approximately $44,000, and an increase in other selling expenses of approximately $391,000 such as travel and entertainment, and sales conferences and training, offset by a decrease in commissions paid of approximately $198,000. We expect our selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2007, we intend to expand our marketing efforts related to our products.

For the six months ended June 30, 2007, research and development costs amounted to $200,975 as compared to $183,605 for the six months ended June 30, 2006, an increase of $17,370 or 9.46%. In fiscal 2006, we decreased our research and development activities to concentrate on the sale and marketing of developed products. We currently have 4 drugs in the pipeline that are in the process of obtaining government approval. In fiscal 2007, we resumed our research and development activities to begin the development of new pharmaceutical products.

For the six months ended June 30, 2007, general and administrative expenses were $1,960,839 as compared to $1,237,396 for the six months ended June 30, 2006, an increase of $723,443, or 58.46% as summarized below:

	Six months ended June 30,
	2007	2006
Salaries and related benefits	$826,963	$567,548
Amortization	38,810	91,583
Bad debt	-	67,195
Depreciation	11,307	12,604
Rent	133,512	123,248
Travel and entertainment	94,029	145,234
Professional fees	148,260	-
Other	707,958	231,984

Total	$1,960,839	$1,237,396

The changes in these expenses from the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 included the following:

•

Salaries and related benefits increased $259,415 or 45.71% primarily due the increase in directors’ fee and executives’ compensations. For the six months ended June 30, 2007, we incurred directors’ fees of $105,000 and recorded compensation expense for our chief executive officer and chief financial officer of $121,000. We did not incur these fees in the prior year.

•	Amortization of our manufacturing rights decreased by $52,773 or approximately 57.62%.
•	A decrease of $67,195 or 100%, in bad debt expenses.

•	Depreciation decreased by $1,297 or approximately 10.3%.
•	Rent increased by $10,264 or approximately 8.33%.

•	Travel and entertainment expenses decreased by $51,205 or 35.26% due to the more restricted travel and entertainment spending controls in place.

•	Professional fees increased $148,260 or 100% due to an increase in accounting and legal fees activities related to being a public entity in the United States.

•

Other selling, general and administrative expenses, which includes utilities, office supplies and expenses increased by $475,974 or 205% due to increase in utilities usage and corporate office supplies spending.

Income from Operations

We reported income from operations of $4,690,696 for the six months ended June 30, 2007 as compared to income from operations of $2,433,538 for the six months ended June 30, 2006, an increase of $2,257,158 or approximately 92.75%.

Other Income (Expense)

For the six months ended June 30, 2007, total other expense amounted to $899,193 as compared to other expenses of $205,065 for the six months ended June 30, 2006, an increase of $694,128. This change is primarily attributable to:

•	For the six months ended June 30, 2007, we recorded debt issuance costs of $88,020 compared to $0 for the six months ended June 30, 2006 due to our recent funding.

•	For the six months ended June 30, 2007, we recorded registration rights penalties of $110,000 related to the late filing of our registration statement on Form SB-2.

•

For the six months ended June 30, 2007, interest expense was $701,173 as compared to $205,253 for the six months ended June 30, 2006, an increase of $495,920. This increase is attributable to the amortization of debt discount of $433,745 and the interest payment of $159,833 in connection with our debt funding. This increase was offset by a reduction of interest expense from our related party notes payable due to the repayment of this debt.

Net Income

As a result of these factors, we reported net income of $3,791,503 for the six months ended June 30, 2007 as compared to net income of $2,864,354 for the six months ended June 30, 2006. This translates to basic and diluted net income per common share of $0.07 and $0.09 for the six months ended June 30, 2007 and 2006, respectively.

Other Comprehensive Income

As described elsewhere herein, the functional currency of Lotus East is the RMB. The financial statements are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are shown on the consolidated statements of operations. As a result of this non-cash gain, we reported comprehensive income of $369,623 for the six months ended June 30, 2007 as compared to $69,959 for comparable period in fiscal 2006.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At June 30, 2007, we had a cash balance of $8,441,035. These funds are located in financial institutions located as follows:

China	$ 8,192,883
USA	248,152

Total	$ 8,441,035

Our working capital position increased $4,783,342 to $13,429,418 at June 30, 2007 from $8,646,076 at December 31, 2006. This increase in working capital is primarily attributable to an increase in cash of approximately $6.4 million and an increase in accounts receivable of approximately $2.3 million , an increase in deferred debt issuance costs of approximately $147,000, a decrease of approximately $141,000 in advance from customers and a decrease of approximately $591,000 in due to related parties and offset by a decrease in prepaid expenses of approximately $112,000, an decrease in inventories of approximately $1.1 million, an increase of in accounts payable and accrued expenses of $91,000, an increase in taxes payable of approximately $ 1 million, and an increase in unearned revenue of approximately $145,000 and an increase in net convertible debt of approximately $2.3 million. The increase in accounts receivable and corresponding decrease inventories reflects the effects of increased sales during fiscal 2007 and the corresponding receivables generated by those sales.

At June 30, 2007, our inventories of raw materials and finished goods totaled $2,511,491, a decrease of approximately $902,000, or 26.42%, from December 31, 2006. We expect to continue to improve our inventory production forecast and gradually reduce the inventory levels to improve our inventory turnover rate.

At June 30, 2007, we maintain an allowance for doubtful accounts on accounts receivable balances of $763,099 as compared to $539,637 at December 31, 2006, an increase of $223,462 and reflects our best estimate of probable losses. In determining the allowance for doubtful accounts, our management reviews our accounts receivable aging as well as the facts and circumstances of specific customers which may indicate the collection of specific amounts are at risk. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within four months to a year, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company our size within our industry. We also occasionally offer established customers longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Occasionally we will request a customer to prepay an order prior to shipment. At June 30, 2007 our balance sheet reflected advances from customers of $90,046, a decrease of $141,294, or approximately 61%, from December 31, 2006.

Our balance sheet at June 30, 2007 also reflects a balance due to related parties of $104,518 which were derived from prior year working capital advances made to us by our President and Vice President of the Company. These loans are non-interest bearing and are due on demand. We are currently repaying these balances.

Our balance sheet at June 30, 2007 also reflects notes payable to related parties of approximately $4 million due on December 30, 2015 which is a working capital loan made to us by the Company’s Chief Executive Officer, two employees of the Company and a Board member. These loans bear a variable annual interest at 80% of current bank rate and are unsecured. During the six months ended June 30, 2007, we repaid approximately $739,000 of these loan balances.

Net cash provided by operating activities for the six months ended June 30, 2007 was $4,826,533 as compared to $321,295 for the six months ended June 30, 2006. For the six months ended June 30, 2007, net cash provided by operating activities was attributable primarily to our net income of $3,791,503, the add back of depreciation and amortization of $246,089, amortization of debt issuance costs of $88,020 and the amortization of debt discount of $433,735, a decrease in inventory balance of $1,201,912, decrease in prepaid and other current assets of 113,540, an increase in accounts payable ad accrued expenses of $78,398, an increase in VAT and service taxes payable of $921,996, and an increase in unearned revenues of $132,461 and offset by an increase in accounts receivable of $524,467, a decrease in allowance for doubtful accounts and sales returns of $1,567,166, and a decrease in advances from customers of $145,138. For the six months ended June 30, 2006, net cash provided by operating activities was attributable primarily to our net income of $2,864,354, an increase in prepaid and other current assets of $156,607, an increase accounts payable and accrued expense of $442,579, and the add back of non-cash items such as depreciation and amortization of $288,019, bad debt of $67,195, and changes in other liabilities of $201,325, offset by cash used to fund a net increase in accounts receivable of $1,275,356 and an increase in our inventory of $2,110,214.

Net cash used in investing activities for the six months ended June 30, 2007 was $145,729 attributable to payment received on due from related parties of $521,930 and offset by the purchase of property and equipment of $376,201 offset by. Net cash provided by investing activities for the six months ended June 30, 2006 amounted to $501,853 and consisted of payments received from related party advances due.

Net cash provided by financing activities was $1,271,688 for the six months ended June 30, 2007 and was attributable to the receipt of net proceeds of $2,950,000 from our debt financing offset by payments on related party advances and loans of $1,446,786 and the payment of debt issuance costs of $231,526 as compared to net cash used in financing activities of $338,028 for the six months ended June 30, 2006 and reflects repayments of related party advances.

We reported a net increase in cash for the six months ended June 30, 2007 of $6,351,879 as compared to a net increase in cash of $488,380 for the six months ended June 30, 2006.

We currently have no material commitments for capital expenditures. Other than working capital and loans from related parties, and from our recent capital raising transaction as discussed below, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our production line, an upgrade of our manufacturing facilities and technologies, expand our retail operations, and fund research and development projects as well as providing working capital necessary for our ongoing operations and obligations. As of the date of this report, we have no plans to upgrade our manufacturing facilities. We plan on expanding our retail operations by adding 5 retail locations during the fourth quarter of 2007 which we anticipate will cost approximately $1,000,000. Additionally, in February 2008, we are required to repay convertible debt of $3,000,000 if the investor decides not to convert this debt to common stock under the terms of the agreement. In connection with an assignment agreement, we agreed to pay Mr. Liu an aggregate of approximately $1,150,000 to be paid in 5 equal annual installments of approximately $230,000 of which approximately $116,000 has been paid. Also, at June 30, 2007, we reflect a liability of approximately $3,000,000 for unpaid VAT and service taxes.

We intend to pay for our current retail expansion and debt obligation from working capital. However, we may need to raise additional working capital to fund these projects, repay our debt obligations and to seek acquisitions. We are seeking to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company.

Recent Capital Raising Transactions

On February 12, 2007, we entered into Subscription Agreements with two accredited investors (the “Purchasers”). Pursuant to the Agreements, we issued to the Purchasers Secured Convertible Notes, (“Notes”), with an aggregate principle value of $3,000,000, plus interest on the unpaid principal balance at a rate equal to 14.0% per annum. The maturity date of the Notes is February 12, 2008. Interest on the Notes commences accruing on February 12, 2007 and is payable on April 30, 2007 and on the last business day of each calendar quarter thereafter. Interest is payable in cash, except that upon notice to the Purchasers in writing not less than 15 trading days prior to the relevant interest payment date, we may deliver common stock that were registered exclusively for the purpose of satisfying the payment of interest and not principal (“Interest Shares”) valued at 75% of the average of the three lowest closing bid prices of the common stock as report by Bloomberg L.P. for the 20 trading days ending on the trading day preceding the relevant interest payment date. In the event of default under the terms of the Notes, at the option of the Purchaser, all sums of principal and interest remaining unpaid will become immediately due and payable. The notes are convertible into shares of common stock of the Company a rate equal to $1.00 per share, subject to adjustment. The transaction closed on February 12, 2007.

The Purchasers also received Common Stock Purchase Warrants (the “Warrants”). Pursuant to the terms of the Warrants, the Purchasers are entitled to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share. The Warrants have a term of 5 years after the issue date of February 12, 2007.

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

We recognize revenue for the sale of pharmaceutical products and for payments received, if any, under reimbursement of development costs as follows:

Product Sales. Revenue from product sales, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably probable. Our customers consist of pharmaceutical wholesalers who sell directly into the retail channel, hospitals, and retail customers. Provisions for sales discounts, and estimates for chargebacks, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. Factors include current contract prices and terms, estimated wholesaler inventory levels, remaining shelf life of product, and historical information for similar products in the same distribution channel. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the customer.

Product returns. In the pharmaceutical industry, customers are normally granted the right to return product for a refund if the product has not been used prior to its expiration date. Our return policy typically allows product returns for products within a twelve-month window from six months prior to the expiration date and up to six months after the expiration date. We estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale. These amounts are deducted from our gross sales to determine our net revenues. Our estimates take into consideration historical returns of our products and our future expectations. We periodically review the reserves established for returns and adjust them based on actual experience. The amount of actual product returns could be either higher or lower than the amounts we accrued. Changes in our estimates would be recorded in the income statement in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact to our financial statements.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2007, accounts receivable, net of allowance for doubtful accounts and sales returns, amounted to $7,134,119.

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

Property and Equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property and equipment are as follows:

Buildings and leasehold improvement	20 to 40 years
Manufacturing equipment	10 to 15 years
Office equipment and furniture	3 to 8 years

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

Off Balance Sheet Arrangements

As of the date of this Registration Statement, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

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

In connection with the preparation of our quarterly report on Form 10-QSB for the period ended June 30, 2007, our management identified material weaknesses in the Company’s internal controls over financial reporting. As defined by the Public Accounting Oversight Board (the “PCAOB”) in Auditing Standard No. 2., a material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the interim financial statements will not be prevented or detected.

The identified material weaknesses in the Company’s internal controls over financial reporting have resulted in insufficient controls related to inventory accounting, accounts receivable and payable cut-offs, accrued expenses and segregation of duties.

On September 28, 2006, in connection with the completion of the Lotus International acquisition, we hired our Chief Financial Officer. Our CFO is becoming more familiar with the Company, its finances and accounting needs. Additionally, the Company’s CEO is becoming more familiar with SEC disclosure requirements and procedures. The Company’s management believes that substantial remediation measures are required in order to improve the

Company’s internal controls. We are currently researching accounting software packages and plan on implementing accounting software in September 2007. We believe that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company’s finance and accounting group. We are continuing to train existing staff. We believe that we will face challenges in integrating procedures and operations and integration activities may affect our internal control over financial reporting. We intend on continuing to work to improve our internal controls.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2007, the Company issued 74,200 shares of common stock to an officer and a director of the Company for services rendered. The shares were issued at the fair values at the date of the issuance of $74,200 or $1.00 per share. Accordingly, the Company recorded stock-based compensation of $55,650 and deferred compensation of $18,550 which will be amortized over the remaining service period.

The above recipients were sophisticated investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lotus Pharmaceuticals, Inc.

Date: August 14, 2007	By: /s/ Liu Zhong Yi

Liu Zhong Yi

Chief Executive Officer, Principal Executive Officer

Date: August 14, 2007	By: /s/ Adam Wasserman

Adam Wasserman

Chief Financial Officer, Principal Financial and

Accounting officer