Form 10QSB
period 2007-09-30
Lotus Pharmaceuticals, Inc.
filed 2007-11-19
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,564,200 shares at November 19, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

When used in this quarterly report, the terms the “Company,” “we,” and “us” refers to Lotus Pharmaceuticals, Inc., a Nevada corporation,and our wholly-owned subsidiary Lotus Pharmaceutical International, Inc ., a Nevada Corporation and its controlled companies.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$6,194,302
Accounts receivable, net of allowance for doubtful accounts of $1,182,208
and sales returns of $32,932	15,673,542
Inventories, net of reserve for obsolete inventory of $284,088	852,263
Prepaid expenses	50,798
Deferred debt costs	88,020

Total Current Assets	22,858,925

PROPERTY AND EQUIPMENT - net of accumulated depreciation	6,115,170

OTHER ASSETS
Intangible assets, net of accumulated amortization	153,953
Due from related party	1,092,769

Total Assets	$30,220,817

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible debt, net of debt discount of $625,065	$2,374,935
Accounts payable and accrued expenses	624,562
VAT and service taxes payable	3,436,784
Advances from customers	68,426
Unearned revenue	567,132
Due to related parties	33,150

Total Current Liabilities	7,104,989

LONG-TERM LIABILITIES:
Notes payable - related parties	2,933,290

Total Liabilities	10,038,279

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized;
No shares issued and outstanding)	—
Common stock ($.001 par value; 200,000,000 shares authorized;
41,564,200 shares issued and outstanding)	41,564
Additional paid-in capital	7,866,078
Retained earnings	11,224,405
Other comprehensive gain - cumulative foreign currency translation adjustment	1,050,491

Total Shareholders’ Equity	20,182,538

Total Liabilities and Shareholders’ Equity	$30,220,817

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET REVENUES:
Wholesale	$11,429,926	$6,376,182	$25,715,018	$18,863,467
Retail	1,643,501	1,734,260	3,244,739	3,011,110
Other revenues	3,480,922	921,565	8,689,579	3,205,112

Total Revenues	16,554,349	9,032,007	37,649,336	25,079,689

COST OF SALES	9,856,382	6,955,650	22,738,456	17,482,064

GROSS PROFIT	6,697,967	2,076,357	14,910,880	7,597,625

OPERATING EXPENSES:
Selling expenses	1,596,656	160,322	2,864,746	1,191,170
Research and development	1,255,844	106,898	1,549,132	290,503
General and administrative	804,285	269,116	2,765,124	1,506,512

Total Operating Expenses	3,656,785	536,336	7,179,002	2,988,185

INCOME FROM OPERATIONS	3,041,182	1,540,021	7,731,878	4,609,440

OTHER INCOME (EXPENSE):
Debt issuance costs	(58,679)	—	(146,699)	—
Registration rights penalty	—	—	(110,000)	—
Interest income (expense), net	(807,608)	(103,458)	(1,508,781)	(308,711)

Total Other Income (Expense)	(866,287)	(103,458)	(1,765,480)	(308,711)

INCOME BEFORE INCOME TAXES	2,174,895	1,436,563	5,966,398	4,300,729

INCOME TAXES	—	—	—	—

NET INCOME	$2,174,895	$1,436,563	$5,966,398	$4,300,729

COMPREHENSIVE INCOME:
NET INCOME	$2,174,895	$1,436,563	$5,966,398	$4,300,729

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	180,552	127,386	550,175	197,345

COMPREHENSIVE INCOME	$2,355,447	$1,563,949	$6,516,573	$4,498,074

NET INCOME PER COMMON SHARE:
Basic	$0.05	$0.04	$0.14	$0.11
Diluted	$0.05	$0.04	$0.13	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	41,356,483	40,041,600	41,317,461	40,041,600
Diluted	44,356,483	40,041,600	44,317,461	40,041,600

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,966,398	$4,300,729
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	377,466	433,158
Amortization of deferred debt issuance costs	146,699
Amortization of debt discount	1,041,774	—
Stock issued for compensation	239,200	—
Increase (Decrease) in allowance for doubtful accounts and sales returns	(1,723,258)	114,368
Changes in assets and liabilities:
Accounts receivable	(6,327,758)	(2,218,221)
Inventories	2,390,052	(2,687,949)
Prepaid and other current assets	251,225	171,041
Accounts payable and accrued expenses	(101,796)	742,332
Other payable	—	(67,346)
VAT and service taxes payable	1,298,344	24,155
Unearned revenue	122,924	53,445
Advances from customers	(170,971)	(37,171)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,510,299	828,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	801,238	754,746
Purchase of property and equipment	(384,198)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	417,040	754,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible debt	2,950,000	—
Payment of debt issuance costs	(231,526)	—
Repayments of related party advances	(685,123)	(508,366)
Repayments of notes payable - related parties	(1,971,772)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	61,579	(508,366)

EFFECT OF EXCHANGE RATE ON CASH	116,228	16,895

NET INCREASE IN CASH	4,105,146	1,091,816

CASH - beginning of year	2,089,156	160,934

CASH - end of period	$6,194,302	$1,252,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,582,393	$308,710
Income taxes	$—	$—

See notes to unaudited consolidated financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

SEPTEMBER 30, 2007

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

Equity Pledge Agreement.Under the equity pledge agreement between the shareholders of Lotus East and Lotus, the shareholders of Lotus East pledged all of their equity interests in Lotus East to Lotus to guarantee Lotus East’s performance of its obligations under the technology consulting agreement. If Lotus East or Lotus East’s Shareholders breaches its respective contractual obligations, Lotus, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Lotus East’s Shareholders also agreed that upon occurrence of any event of default, Lotus shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of Lotus East’s Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Lotus may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of Lotus East agreed not to dispose of the pledged equity interests or take any actions that would prejudice Lotus’ interest. The equity pledge agreement will expire two (2) years after Lotus East’s obligations under the exclusive consulting services agreements have been fulfilled.

Option Agreement.Under the option agreement between the shareholders of Lotus East and Lotus, the shareholders of Lotus East irrevocably granted Lotus or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Lotus East for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Lotus or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is 10 years from September 6, 2006 and may be extended prior to its expiration by written agreement of the parties.

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

As of September 30, 2007, Liang Fang owns and operates 10 drug stores throughout Beijing, China. These drugstores sell Western and traditional Chinese medicines, and medical treatment accessories.

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

SEPTEMBER 30, 2007

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

On May 29, 2007, the Company formed a new entity, Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. (‘‘Lotus Century’’) under laws of the People’s Republic of China. Lotus Century is a Chinese limited liability company and a wholly-owned subsidiary of Lotus Pharmaceutical International, Inc. Lotus Century is primarily engaged in development of innovative medicines, medical technology consulting and outsourcing services, and related training services.

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated statements include the accounts of Lotus Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Lotus and Lotus Century and variable interest entities under its control (Liang Fang and En Zhe Jia). All significant inter-company balances and transactions have been eliminated.

The Company has adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $1,182,208.

Sales Returns

The Company accounts for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists , by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales return, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, price changes of competitive products, introductions of generic products and introductions of competitive new products. The allowance for product returns at September 30, 2007 was $32,932.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. At September 30, 2007, inventory reserve was $284,088.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2007 and 2006.

Advances from customers

Advances from customers at September 30, 2007 of $68,426 consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

	For the Nine Months Ended September 30,
	2007	2006
Net income	$5,966,398	$4,300,729
Weighted average shares outstanding – basic	41,317,461	40,041,600
EPS – basic	$0.14	$0.11

Net income	$5,966,398	$4,300,729

Weighted average shares outstanding – basic	41,317,461	40,041,600
Effect of dilutive securities
Unexercised options and warrants	—	—
Convertible debentures	3,000,000	—
Weighted average shares outstanding– diluted	44,317,461	40,041,600
EPS – diluted	$0.13	$0.11

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Product sales

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 101, “ Revenue Recognition in Financial Statements “ as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (SFAS) No. 48 “ Revenue Recognition When Right of Return Exists. “ SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Allowance for returns — In general, for wholesale sales, the Company provides credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SFAS No. 48 and SAB 104 in establishing its return estimates. The allowance for product returns at September 30, 2007 was $32,932. This allowance has been netted with accounts receivable on the Company’s balance sheet.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Shipping costs

Shipping costs are included in cost of sales and totaled approximately $590,000 and $196,000 for the nine months ended September 30, 2007 and 2006, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses amounted to $964,448 and $71,664 for the nine months ended September 30, 2007 and 2006, respectively.

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2007 was $116,228.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties. Research and development costs for the nine months ended September 30, 2007 and 2006 were approximately $1,549,132 and $290,503 respectively, and are included in operating expenses.

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains on currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the nine months ended September 30, 2007 and 2006, accumulated other comprehensive income was $550,175 and $ 197,345, respectively.

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

SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued SFAS No. 157,”Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2,”Accounting for Registration Payment Arrangements,”was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159,”The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

NOTE 2 - INVENTORIES

At September 30, 2007, inventories consisted of the following:

Raw materials	$754,544
Packing materials	35,876
Finished goods	345,931
1,136,351
Less: Reserve for obsolete inventory	(284,088)
$852,263

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consist of the following:

	Useful Life
Office equipment and furniture	3 – 8 Years	$150,307
Manufacturing equipment	10 - 15 Years	4,896,369
Building and building improvements	20 - 40 Years	2,859,409
		7,906,085
Less: accumulated depreciation		(1,790,915)
		$6,115,170

For the nine months ended September 30, 2007 and 2006, depreciation expense amounted to approximately $315,000 and $295,000, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS

Due from related parties

At September 30, 2007, the Company had a receivable from an affiliated entity owned by the Company’s chief executive officer. During the nine months ended September 30, 2007, this related party repaid approximately $800,000 of these advances and is currently repaying this balance monthly at approximately $89,000 per month until paid in full. At September 30, 2007, the Company has a receivable from this related party amounting to $1,092,769. These advances are payable on demand and were personally guaranteed by the officer. The Company is aware that the receivable from this related party may be in violation of the Sarbanes-Oxley Act of 2002. Through monthly payments, the Company intends on rectifying this situation during fiscal 2007 and 2008.

Notes payable - related parties

Notes payable - related parties consisted of the following at September 30, 2007:

Note to Song Guoan, father of Song Zheng Hong, director and spouse of Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (5.1% at September 30, 2007), and unsecured	$694,660

Note to Zheng Gui Xin, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (5.1% at September 30, 2007), and unsecured	1,503,804

Note to Ma Zhao Zhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (5.1% at September 30, 2007), and unsecured	602,270

Note to Liu Zhong Yi, officer and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (5.1% at September 30, 2007), and unsecured	132,556

Total notes payable - related parties, long term	$2,933,290

For the nine months ended September 30, 2007 and 2006, interest expense related to these related loans amounted to approximately $154,547 and $308,000, respectively.

Due to related parties

Prior to fiscal 2006, an employee of the Company, from time to time, provided advances to the Company for operating expenses. During the nine months ended September 30, 2007, the Company repaid approximately $119,000 of these advances. At September 30, 2007, the Company had a payable to this employee amounting to $33,150. These advances are short-term in nature and non-interest bearing.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

Other

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. Accordingly, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,150,000 to be paid in 5 equal annual installments of approximately $230,000. In connection with the assignment agreement, the Company considered SAB Topic 5T in determining if a liability should be recorded.

In connection with the above facts, the Company considered SAB Topic 5T in determining if a liability should be recorded. Accordingly, the Company considered the amounts being paid to Mr. Liu as a periodic expense analogous to an interest payment that the Company would have incurred had he loaned the Company the funds. Accordingly, the Company records a quarterly expense for the amount that would have been paid by the Company. For the nine months ended September 30, 2007, assignment fee expense, which was paid during the period, amounted to $178,357 and is included in other expenses on the accompanying consolidated statements of operations. As of September 30, 2007, future commitments under this assignment agreement amounted to approximately $978,000.

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

In connection with the debt issuance on February 12, 2007, $50,000 was deducted from the gross proceeds, which was deferred as a debt discount and will be amortized over the life of the convertible debentures. Other fees incurred in connection with the debt issuance include $234,719 of legal fees and other costs, which were treated as a deferred debt issue costs and are being amortized to debt issue cost expense over the life of the debenture.

In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. This convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $808,420 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the 12-months note term.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 5 - CONVERTIBLE DEBT (continued)

The Purchasers also received Common Stock Purchase Warrants (the “Warrants”). Pursuant to the terms of the Warrants, the Purchasers are entitled to purchase up to 1,500,000 shares of common stock of the Company at an exercise price of $1.50 per share. The Warrants have a term of 5 years after the issue date of February 12, 2007. These warrants were treated as a discount on the secured notes and were valued at $808,419 to be amortized over the 12-month note term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.62%; volatility of 105% and an expected term of one year.

During the nine months ended September 30, 2007, amortization of debt issue costs was $146,699. The remaining balance of debt issue costs at September 30, 2007 was $88,020. The amortization of debt discounts for the nine months ended September 30, 2007 was $1,041,774, which has been included in interest expense on the accompanying statement of operations. The balance of the debt discount is $625,065 at September 30, 2007.

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

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $1.00, the secured convertible debt was not a derivative instrument.

The Company granted registration rights to holders of the Securities. Generally, the Company shall file with the Commission a Form SB-2 registration statement (the “Registration Statement”) (or such other form that it is eligible to use) in order to register the Registrable Securities for resale and distribution under the 1933 Act within forty-five (45) calendar days after the Closing Date (the “Filing Date”), and cause the Registration Statement to be declared effective not later than one hundred and fifty (150) calendar days after the Closing Date (the “Effective Date”). If the Registration Statement is not filed on or before the Filing Date or is not declared effective on or before the Effective Date, then the Company shall deliver to the holder of Registrable Securities, as Liquidating Damages, an amount equal to two percent (2%) for the first day of such Non-Registration Event and two percent (2%) for each thirty (30) days (or such lesser pro-rata amount for any period of less than thirty (30) days) of the Purchase Price of the outstanding Notes. The Company must pay the Liquidated Damages in cash. The Liquidated Damages must be paid within ten (10) days after the end of each thirty (30) day period or shorter part thereof for which Liquidated Damages are payable. The Company files its registration on April 25, 2007 and it was declared effective on May 4, 2007. For the nine months ended September 30, 2007, the Company recorded registration rights penalty expense of $110,000.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 5 - CONVERTIBLE DEBT (continued)

The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

The convertible debenture liability is as follows at September 30, 2007:

Convertible debentures payable	$3,000,000
Less: unamortized discount on debentures	(625,065)
Convertible debentures, net	$2,374,935

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

In September 2007, the Company issued 210,000 shares of common stock to seven directors of the Company for services rendered. The shares were issued at the fair values at the date of the issuance of $210,000 or $1.00 per share.

For the nine months ended September 30, 2007, the Company recorded stock-based compensation of $239,200 and as of September 30, 2007 recorded a prepaid assets of $45,000 which will be amortized over the remaining service period.

 NOTE 7 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. During the nine months ended September 30, 2007 and 2006, the Company operated in two reportable business segments - (1) the manufacture and distribution of pharmaceutical products and (2) the retailing of traditional and Chinese medicines and supplies through ten drug stores located in Beijing China and other ancillary revenues generated from retail location such as advertising income, rental income, and examination income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 7 - SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the nine months ended September 30, 2007 and 2006 is as follows:

	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
2007

Net revenues	$32,769,631	$4,316,890	$562,815	$37,649,336

Cost of sales (excluding depreciation)	20,826,503	1,592,348	22,441	22,441,292
Operating expenses (excluding depreciation and amortization)	-	-	7,098,701	7,098,701
Depreciation and amortization	282,306	14,858	80,301	377,465
Other expenses	-	-	256,699	256,699
Interest expense	-	-	1,508,781	1,508,781

Net income (loss)	$11,660,822	$2,709,684	$(8,404,108)	$5,966,398

2006

Net revenues	$20,755,333	$3,967,422	$356,934	$25,079,689

Cost of sales (excluding depreciation)	15,314,736	2,182,082	-	17,496,818
Operating expenses (excluding depreciation and amortization)	-	-	2,540,273	2,540,273
Depreciation and amortization	267,491	8,258	157,409	433,158
Other Income	-	-	-	-
Interest expense	-	-	308,711	308,711

Net income (loss)	$5,173,106	$1,777,082	$(2,649,459)	$4,300,729

Total assets be geographical location:
China	$ 30,042,706
USA	178,111
Total assets	$ 30,220,817

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 8 - SUBSEQUENT EVENT

In October and November 2007, the Company issued 130,000 shares of its common in connection with the conversion of $130,000 of convertible debt.

NOTE 9 - OPERATING RISK

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

Results of Operations

Nine months Ended September 30, 2007 Versus Nine months Ended September 30, 2006

Total Revenues

Total revenues for the nine months ended September 30, 2007 were $37,649,336 as compared to total revenues of $25,079,689 for the nine months ended September 30, 2006, an increase of $12,569,649 or approximately 50.12%. For the nine months ended September 30, 2007 and 2006, net revenues consisted of the following:

	2007	2006
Wholesale	$25,715,018	$18,863,467
Retail	3,244,739	3,011,110
Other revenues	8,689,579	3,205,112

Total Revenues	$37,649,336	$25,079,689

•

For the nine months ended September 30, 2007, wholesale revenues increased by $6,851,551 or 36.32%. The significant increase in tangible product revenues is mainly attributed to increased sales of third party manufactured products and continued strong sales of our best selling product, VALSARTAN Capsules, a medicine for primary hypertension or high blood pressure.

•

For the nine months ended September 30, 2007, retail revenues increased by $233,629 or 7.76%. The increase is primarily attributable to the Beijing government approving medicine expense reimbursements based on receipts from our retail pharmacy stores beginning in March 2006. Accordingly, customers who purchase medicines from our pharmacies can be reimbursed by the government. Additionally, several of our retail stores were newly renovated in 2007 and attracted more customers.

•	For the nine months ended September 30, 2007, other revenues increased by $5,484,467. The significant increase in other revenues is attributed to the following:

	2007	2006
Leasing revenues	$619,541	$507,339
Third-party manufacturing	7,054,613	1,891,866
Advertising revenues	452,610	448,973
Research and lab testing services	562,815	356,934

Total other revenues	$8,689,579	$3,205,112

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

Cost of Sales

Cost of sales includes raw materials, packing materials, shipping, and manufacturing costs, which includes allocated portion of overhead expenses such as utilities and depreciation directly related to product production. For the nine months ended September 30, 2007, cost of sales amounted to $22,738,456 or approximately 60.40% of total revenues as compared to cost of sales of $17,482,064 or approximately 69.71% of total revenues for the nine months ended September 30, 2006. The decrease in cost of sales as a percentage of revenue is attributable to lower raw material costs as well as more efficient manufacturing production.

Gross Profit

Gross profit for the nine months ended September 30, 2007 was $14,910,880 or 39.60% of total revenues, as compared to $7,597,625 or 30.29% of revenues for the nine months ended September 30, 2006.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2007 were $7,179,002, an increase of $4,190,817 or 140.25%, from total operating expenses in the nine months ended September 30, 2006 of $2,988,185. This increase included the following:

For the nine months ended September 30, 2007, selling expenses amounted to $2,864,746 as compared to $1,191,170 for the nine months ended September 30, 2006, an increase of $1,673,576 or 140.50%. This increase is primarily attributable to an increase in advertising costs, and an increase in other selling expenses. In July 2007, we signed an advertising campaign agreement with a Beijing based advertising firm. Commercials and ads are placed in various local TV stations, magazines and newspapers to promote our drugs and corporate image. We expect our selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. We also intend to continue expanding our marketing efforts related to our products.

For the nine months ended September 30, 2007, research and development costs amounted to $1,549,132 as compared to $290,503 for the nine months ended September 30, 2006, an increase of $1,258,629 or 433.26%. In fiscal 2006, we decreased our research and development activities to concentrate on the sale and marketing of developed products. We currently have 4 drugs in the pipeline that are in the process of waiting for government approval. In fiscal 2007, we resumed our research and development activities to begin the development of new pharmaceutical products. We recently contracted a third party to perform research and development work for three more new drugs. We expect the three new drugs research and development projects to be finalized in 2009.

For the nine months ended September 30, 2007, general and administrative expenses were $2,765,124 as compared to $1,506,512 for the nine months ended September 30, 2006, an increase of $1,258,612, or 83.54% as summarized below:

	Nine months ended September 30,
	2007	2006
Salaries and related benefits	$1,311,215	$565,432
Amortization	62,095	137,734
Professional fees	167,766	-
Depreciation	20,849	15,947
Rent	227,997	185,355
Travel and entertainment	273,074	228,075
Other	702,128	373,969

Total	$2,765,124	$1,506,512

The changes in these expenses from the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 included the following:

•

Salaries and related benefits increased $745,783, or 131.90% primarily due the increase in directors’ fee, executives’ compensations and increased pay rates and benefits for corporate employees. For the nine months ended September 30, 2007, we incurred directors’ fees of $182,500 and recorded compensation expense for our chief executive officer and chief financial officer of $183,150. We did not incur these fees in the prior year. The remaining increase is primarily attributable to increased pay rates and benefits for corporate employees.

•	Amortization of our manufacturing rights decreased by $75,639 or approximately 54.92% since we fully amortized our manufacturing right related to Valsartan.

•	Professional fees increased $167,766 or 100% due to an increase in accounting and legal fees activities related to being a public entity.

•	Depreciation increased by $4,902 or approximately 30.74%.

•	Rent increased by $42,642 or approximately 23.01%.

•	Travel and entertainment expenses increased by $44,999 or 19.73% due to increased executive and corporate related travel and entertainment activities.

•	Other selling, general and administrative expenses, which includes utilities, office supplies and expenses increased by $328,159 or 87.75 % due to increase in corporate office spending.

Income from Operations

We reported income from operations of $7,731,878 for the nine months ended September 30, 2007 as compared to income from operations of $4,609,440 for the nine months ended September 30, 2006, an increase of $3,122,438 or approximately 67.74%.

Other Income (Expense)

For the nine months ended September 30, 2007, total other expense amounted to $1,765,480 as compared to other expenses of $308,711 for the nine months ended September 30, 2006, an increase of $1,456,769. This change is primarily attributable to:

•	For the nine months ended September 30, 2007, we recorded debt issuance costs of $146,699 compared to $0 for the nine months ended September 30, 2006 due to our recent funding.

•	For the nine months ended September 30, 2007, we recorded registration rights penalties of $110,000 related to the late filing of our registration statement on Form SB-2.

•

For the nine months ended September 30, 2007, net interest expense was $1,508,781 as compared to $308,711 for the nine months ended September 30, 2006, an increase of $1,200,070. This increase is attributable to the amortization of debt discount of approximately $1,042,000 and the interest payment of approximately $267,000 in connection with our debt funding. This increase was offset by a reduction of interest expense from our related party notes payable due to the repayment of this debt and interest income.

Net Income

As a result of these factors, we reported net income of $5,966,398 for the nine months ended September 30, 2007 as compared to net income of $4,300,729 for the nine months ended September 30, 2006. This translates to basic and diluted net income per common share of $0.14 and $0.13 for the nine months ended September 30, 2007 and $0.11 and 0.11 for the nine months ended September 30, 2006, respectively.

Other Comprehensive Income

As described elsewhere herein, the functional currency of Lotus East is the RMB. The financial statements are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are shown on the consolidated statements of operations. As a result of this non-cash gain, we reported comprehensive income of $550,175 for the nine months ended September 30, 2007 as compared to $197,345 for comparable period in fiscal 2006.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At September 30, 2007, we had a cash balance of $6,194,302. These funds are located in financial institutions located as follows:

China	$ 6,163,098
USA	31,204

Total	$ 6,194,302

Our working capital position increased $7,107,860 to $15,753,936 at September 30, 2007 from $8,646,076 at December 31, 2006. This increase in working capital is primarily attributable to an increase in cash of approximately $4.1 million and an increase in accounts receivable of approximately $8.3 million, a decrease of approximately $0.2 million in advance from customers, and a decrease of approximately $0.1 million in accounts payable and accrued expenses and offset by a decrease in prepaid expenses and other current assets of approximately $0.2 million, an decrease in inventories of approximately $2.3 million, an increase in taxes payable of approximately $ 1.3 million, and an increase in unearned revenue of approximately $0.1 million and an increase in net convertible debt of approximately $2.4 million. The increase in accounts receivable and corresponding decrease inventories reflects the effects of increased sales during fiscal 2007 and the corresponding receivables generated by those sales.

At September 30, 2007, our inventories of raw materials and finished goods totaled $1,136,351 and the reserve for obsolete inventory amounted to $284,088. We had a net decrease in inventories of approximately $2.4 million from December 31, 2006. We expect to continue to improve our inventory production forecast and gradually reduce the inventory levels to improve our inventory turnover rate.

At September 30, 2007, we maintain an allowance for doubtful accounts on accounts receivable balances of $1,182,208 as compared to $539,627 at December 31, 2006, an increase of $0.6 million and reflects our best estimate of probable losses. In determining the allowance for doubtful accounts, our management reviews our accounts receivable aging as well as the facts and circumstances of specific customers which may indicate the collection of specific amounts are at risk. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within four months to a year, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company our size within our industry. We also occasionally offer established customers longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Occasionally we will request a customer to prepay an order prior to shipment. At September 30, 2007 our balance sheet reflected advances from customers of $68,426, a decrease of $0.2 million, or approximately 70.42%, from December 31, 2006.

Our balance sheet at September 30, 2007 also reflects a balance due to related parties of $33,150 which were derived from prior year working capital advances made to us by our President and employees of the Company. These loans are non-interest bearing and are due on demand. We are currently repaying these balances.

Our balance sheet at September 30, 2007 also reflects notes payable to related parties of approximately $2.9 million due on December 30, 2015 which is a working capital loan made to us by the Company’s Chief Executive Officer, two employees of the Company and a Board member. These loans bear a variable annual interest at 80% of current bank rate and are unsecured. During the nine months ended September 30, 2007, we repaid approximately $2 million of these loan balances.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $3,510,299 as compared to $828,541 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net cash provided by operating activities was attributable primarily to our net income of $5,966,398, the add back of depreciation and amortization of $377,466, amortization of debt issuance costs of $146,699, the amortization of debt discount of $1,041,774, stock compensation of $239,200, and subtract decrease in allowance for doubtful accounts and sales return of $1,723,258. Net cash provided by operating activities was also attributable to a decrease in inventory balance of $2,390,052, decrease in prepaid and other current assets of 251,225, and increase in VAT, an increase in accounts receivable of $6,327,758 and a decrease in advances from customers of $170,971. For the nine months ended September 30, 2006, net cash provided by operating activities was attributable primarily to increases in our accounts receivable and inventory balances of $2,218,221 and 2,687,949, respectively, offset by net income of $4,300,729, depreciation and amortization of $433,158, an increase in allowance for doubtful accounts of $114,368 and changes in other asset and liability accounts of $886,456.

Net cash used in investing activities for the nine months ended September 30, 2007 was $417,040 attributable to payment received on due from related parties of $801,238 and offset by the purchase of property and equipment of $384,198. Net cash provided by investing activities for the nine months ended September 30, 2006 amounted to $754,746 and consisted of payments received from related party advances due.

Net cash provided by financing activities was $61,579 for the nine months ended September 30, 2007 and was attributable to the receipt of net proceeds of $2,950,000 from our debt financing offset by payments on related party advances and loans of $1,971,772, payments on related party advances of $685,123 and the payment of debt issuance costs of $231,526 as compared to net cash used in financing activities of $508,366 for the nine months ended September 30, 2006 and reflects repayments of related party advances.

We reported a net increase in cash for the nine months ended September 30, 2007 of $4,105,146 as compared to a net increase in cash of $1,091,816 for the nine months ended September 30, 2006.

We currently have no material commitments for capital expenditures. Other than working capital and loans from related parties, and from our recent capital raising transaction as discussed below, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our production line, an upgrade of our manufacturing facilities and technologies, expand our retail operations, and fund research and development projects as well as providing working capital necessary for our ongoing operations and obligations. As of the date of this report, we have no plans to upgrade our manufacturing facilities. We plan on expanding our retail operations by adding 5 retail locations during the fourth quarter of 2007 which we anticipate will cost approximately $1,000,000. Additionally, in February 2008, we are required to repay convertible debt of $2,870,000 if the investor decides not to convert this debt to common stock under the terms of the agreement. In connection with an assignment agreement, we agreed to pay Mr. Liu an aggregate of approximately $1,150,000 to be paid in 5 equal annual installments of approximately $230,000 of which approximately $179,000 has been paid. Also, at September 30, 2007, we reflect a liability of approximately $3,437,000 for unpaid VAT and service taxes.

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

Revenue Recognition

Product sales. Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 101, “ Revenue Recognition in Financial Statements “ as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (SFAS) No. 48 “ Revenue Recognition When Right of Return Exists. “ SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2007, accounts receivable, net of allowance for doubtful accounts and sales returns, amounted to $15,673,542.

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

In September 2006, the FASB issued SFAS No. 157,”Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, the adoption of SFAS 157 will have on our financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2,”Accounting for Registration Payment Arrangements,”was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” We believe that our current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159,”The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on our financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

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

In connection with the preparation of our quarterly report on Form 10-QSB for the period ended September 30, 2007, our management identified material weaknesses in the Company’s internal controls over financial reporting. As defined by the Public Accounting Oversight Board (the “PCAOB”) in Auditing Standard No. 2., a material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the interim financial statements will not be prevented or detected.

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

In September 2007, the Company issued 210,000 shares of common stock to seven directors of the Company for services rendered. The shares were issued at the fair values at the date of the issuance of $210,000 or $1.00 per share.

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

Lotus Pharmaceuticals, Inc.

Date: November 19, 2007	By: /s/ Liu Zhong Yi

Liu Zhong Yi

Chief Executive Officer, Principal Executive Officer

Date: November 19, 2007	By: /s/ Adam Wasserman

Adam Wasserman

Chief Financial Officer, Principal Financial and

Accounting officer