Form 10KSB/A
period 2006-12-31
Lotus Pharmaceuticals, Inc.
filed 2008-02-20
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):    Yes  ☐     No  ☒

TABLE OF CONTENTS

DESCRIPTION OF BUSINESS	1

RISK FACTORS	11

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA	27

DESCRIPTION OF PROPERTY	28

LEGAL PROCEEDINGS	29

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	31

FINANCIAL STATEMENTS	43

DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	43

CONTROLS AND PROCEDURES	43

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	44

EXECUTIVE COMPENSATION	48

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	49

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	50

EXHIBITS	52

PRINCIPAL ACCOUNTANT FEES AND SERVICES	56

i

EXPLANATORY PARAGRAPH

We are amending our Form 10-KSB for the year ended December 31, 2006 to restate our Consolidated Balance Sheet at December 31, 2006 and Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements for the year ended December 31, 2006, and to revise disclosure related to same which appeared in our Form 10-KSB as filed on April 17, 2007. On February 11, 2008 based upon comments from the Securities and Exchange Commission, we determined to revise certain accounting treatment related to the recording of an intangible asset and a corresponding related party liability associated with an assignment agreement and exclusive revenue rights as described in Notes 4 and 5. In summary, our total assets increased by $1,136,872, total liabilities increased by $1,093,700 and net income increased by $42,283. Please see Note 11- Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-KSB/A which further describes the effect of this restatement.

The Items of this Form 10-KSB/A for the year ended December 31, 2006 which are amended and restated as a result of the restatement of our financial statements are as follows:

•	Part II, Item 6. Management’s Discussion and Analysis or Plan of Operations,

•	Part II. Item 7. Financial Information, including:

•	Consolidated Balance Sheet at December 31, 2006,

•	Consolidated Statements of Operations for the year ended December 31, 2006,

•	Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2006,

▪	Consolidated Statement of Cash Flows for the year ended December 31, 2006, and

▪	Notes to Consolidated Financial Statements as of December 31, 2006,

In addition, Part III, Item 13. Exhibits of this Form 10-KSB/A includes currently dated certificates from our Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Form 10-KSB/A consist of all other Items originally contained in our Form 10-KSB for the year December 31, 2006 as filed on April 17, 2007. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB and supersedes in its entirety the previously filed Form 10-KSB for the year ended December 31, 2006.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise indicated, all references to ‘‘we’’, ‘‘us’’, ‘‘our’’, the ‘‘Company’’, “Lotus”, and similar terms, as well as references to the ‘‘Registrant’’ in this Annual Report on Form 10-KSB, refer to Lotus Pharmaceuticals, Inc. (including its subsidiaries).

Overview

We are a pharmaceutical company focused on developing, manufacturing and distributing innovative drugs in the People’s Republic of China (“China” or PRC”). Additionally, through our 10 retail pharmacy locations in Beijing, China, we sell Western and traditional Chinese medications, and medical treatment equipment.

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

The shares of our common stock are quoted on the Over the Counter Bulletin Board (“OTC Bulletin Board”) under the symbol LTUS.OB.

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

Our principal pharmaceutical manufactured products include:

Valsartan

In 2000, we obtained approval from the State Food and Drug Administration (“SFDA”) of China to sell Valsartan as a raw material and as a capsule (Maixin). Among our best selling products, Valsartan is a drug that treats hypertension or high blood pressure. This product is globally recognized as the ideal anti high blood pressure medication by the medical industry due to its most stable and longest lasting treatment results and minimum side-effects.

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

Through October 29, 2006, we held protective manufacturing rights to produce Valsartan. We estimate that there are currently 10 enterprises producing single regent dosage and fixed-dose combinations of Valsartan in China. The foreign pharmacy Novartis Pharma sells Valsartan under its brand name, Diovan. According to clinical verification, the two products, Maixin and Diovan, have the same clinical effects. We believe that the longer our product is on the market, our market share will increase year by year due to brand recognition and continued sales efforts. We believe that even if the Chinese government does not take any measures to protect these products, other enterprises still cannot replicate our products before February 2009 because it takes at least 28 months to replicate any orally taken medicine. By then, even if the market has fiercer competition, our market will be relatively mature and we believe that our production cost will be lower than those new products. Accordingly, we believe that our sales revenue from Valsartan can stay relatively stable.

Brimonidine Tartrate Eyes Drops

Brimonidine Tartrate is a drug used to constrict adrenaline receptors, an important step in treating glaucoma. We sell Brimonidine Tartrate eye drops under our brand name “Muxin”. The drug was first put into market in the U.S. in 1998 and in August 2004, we received the rights to manufacture and release the drug in the Chinese market. A fast and obvious curative effect, very few side effects, a very high exponent of cure and high endurement are prime features of the drug. It will produce no harmful effects of reducing blood pressure, resulting in calmness and so on, much like diazepam. The imported product of its kind is Alphagan and is produced by Allergan (Hangzhou) Pharmaceutical Co., Ltd. According to clinical experiments of People’s Hospital of Peking University and Tianjin Eye Hospital, our Muxin and imported Alphagan have exactly the same curative effect but the side-effects of Muxin are fewer than Alphagan, so our product has a stronger competitive advantage.

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

With the implementation in China of macroeconomic policy, the profit margin of medicines shall decrease. As of the date of this report, we cannot estimate the effect of these economic policies on our results of operations.

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

Research and Development Enterprise

We have a research and development (“R&D”) team focused on discovering new drugs as well as developing generic and improved drugs based on existing products already on the market and traditional Chinese medicinal products. Our R&D team consists of experts in the fields of medical technology, biotechnology, and pharmaceuticals.

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

Our Corporate Strategy

The overall development strategy of our company is to integrate medical research, production and commercialization to realize professional and scaled management. We focus on talent, knowledge and technology and will follow the direction of medical industrialization and internationalization. We are willing to cooperate with people of all sides to create a brilliant future on the basis of exploration, integrity and efficiency .

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

We have a limited operating history. We operate our pharmaceutical business in PRC through Beijing Liang Fang Pharmaceutical Co., Ltd. (“Liang Fang”) and an affiliate of Liang Fang, Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd. (“En Zhe Jia”), both of which are limited liability companies headquartered in PRC and organized under the laws of PRC (hereinafter, referred to together as “Lotus East”), pursuant to certain contractual arrangements with Lotus East more fully described under “Description of Business” above. Lotus East commenced operations in 1999. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

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

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for the company’s operations.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

Our common shares have historically been sporadically or “thinly-traded” on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our uncertainty of future market acceptance for our current and potential products.

As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual agreements with Lotus East; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this Current Report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, the Company does not rule out the possibility of applying for listing on the NASDAQ National Market or other exchanges.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is traded over-the-counter on the Over-the-Counter Electronic Bulletin Board under the symbol “LTUS.OB”. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the Over-the-Counter Electronic Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

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

Recent Sales of Unregistered Securities

None

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

For purposes of the following discussion and analysis, references to ‘‘we’’, ‘‘our’’, ‘‘us’’ refers to Lotus .

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

Lotus currently operates one wholly owned subsidiary, Lotus Pharmaceutical International, Inc., a Nevada corporation (“Lotus International”). Lotus International has entered into management agreements with two companies, En Ze Jia Shi Pharmaceutical Co., Ltd., a People’s Republic of China corporation, and Liang Fang Pharmaceutical Co., Ltd., a People’s Republic of China corporation (collectively “Lotus East”). Both companies are based in Beijing, China and both are in the business of developing, producing, and selling pharmaceutical products.

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

Operating expenses

Total operating expenses for the year ended December 31, 2006 were $5,215,806, an increase of $2,066,686 or 66.0%, from total operating expenses in the year ended December 31, 2005 of $3,149,120. This increase included the following:

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

For the year ended December 31, 2006, research and development costs amounted to $387,337 as compared to $1,759,756 for the year ended December 31, 2005, a decrease of $1,372,419 or 78%. In fiscal 2006, we decreased our research and development activities to concentrate on the sale and marketing of developed products. We currently have 4 drugs in the pipeline that are in the process of obtaining government approval. As of the date of this filing, we cannot predict when we will begin the development of new pharmaceutical products or the related costs.

For the year ended December 31, 2006, general and administrative expenses were $2,674,253 as compared to $975,003 for the year ended December 31, 2005, an increase of $1,699,250, or 175.0% as summarized below:

	Year ended December 31,
	2006	2005
Salaries and related benefits	$1,012,438	$342,150
Amortization	183,613	178,577
Bad debt	482,853	26,865
Depreciation	22,102	19,958
Rent	206,965	238,610
Travel and entertainment	164,804	13,172
Professional fees	105,081	-
Other	496,397	155,671

Total	$2,674,253	$975,003

The changes in these expenses from the year ended December 31, 2006 as compared to the year ended December 31, 2005 included the following:

•	Salaries and related benefits increased $670,288 or 196% due the increase in hours worked and overtime and the increased use of our part time employees.

•	Amortization of our manufacturing rights decreased by $9,060 offset by an increase in amortization of revenue rights of $14,096, an increase of 3%..

•	An increase of $455,988 or 1,697%, in bad debt expenses due to an increase in our sales and accounts receivable balances during the year ended December 31, 2006.

•	Depreciation increased by $2,144 or approximately 10.7%.

•	Rent decreased by $31,645 or approximately 13.3%.

•	Travel and entertainment expenses increased by $151,632 or 1,151% due to increased sales-related travel.

•	Professional fees increased $105,081 or 100% due to an increase in accounting and legal fees activities related to being a public entity in the United States.

•	Other selling, general and administrative expenses, which includes utilities, office supplies and expenses increased by $340,726 or 219%.

Income from operations

We reported income from operations of $4,468,844 for the year ended December 31, 2006 as compared to income from operations of $612,039 for the year ended December 31, 2005, an increase of $3,856,805 or approximately 630%.

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

Net income

As a result of these factors, we reported net income of $4,143,020 for the year ended December 31, 2006 as compared to net income of $1,831,712 for the year ended December 31, 2005. This translates to net income per common share of $0.10 and $.05 for the years ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At December 31, 2006, we had a cash balance of $2,089,156. Substantially all of the Company’s cash is deposited in financial institutions in China.

Our working capital position increased $2,464,587 to $8,415,823 at December 31, 2006 from $5,951,236 at December 31, 2005. This increase in working capital is primarily attributable to an increase of approximately $6.3 million in accounts receivable due from third parties offset by an increase in taxes payable. The increase in accounts receivable and corresponding decrease inventories reflects the effects of increased sales during fiscal 2006 and the corresponding receivables generated by those sales.

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

Our balance sheet at December 31, 2006 also reflects a balance due to related parties of $1,788,931 which was a working capital advances made to us by our President, vice-president and an officer of the Company and a Board member as well as the payment of approximately $1,094,000 related to an assignment agreement as discussed elsewhere in this annual report. These advances are non-interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

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

Net cash provided by (used in) operating activities for the year ended December 31, 2006 was $4,834,642 as compared to ($343,280) for the year ended December 31, 2005. For the year ended December 31, 2006, net cash provided by operating activities was attributable primarily to our net income of $4,143,020, the add back of depreciation and amortization of $581,564, a decrease in inventory balance of $3,928,236, an increase in taxes payable of $1,999,675, and an increase in other liabilities of $446,660 offset by a net increase in accounts receivable of $6,189,358 (net of increases in allowance for doubtful accounts and sales returns of $2,732,889) and prepaid expenses of $75,155. For the year ended December 31, 2005, net cash used in operating activities was attributable primarily to our net income of $1,831,712, a decrease in prepaid and other current assets of $622,007, an increase accounts payable and accrued expense of $137,331, and the add back of non-cash items such as depreciation and amortization of $429,633, bad debt of $26,865, and changes in other assets and liabilities and non-cash items of $182,188, offset by cash used to fund a net increase in accounts receivable of $597,584 and an increase in our inventory of $2,975,432.

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

Net cash used in financing activities was $4,193,487 for the year ended December 31, 2006 and was attributable to payments on related party advances and loans as compared to net cash provided by financing activities of $4,624,531 for the year ended December 31, 2005 and reflects proceeds received from related party advances.

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

Recent Capital Raising Transactions

On February 12, 2007, we entered into Subscription Agreements with the purchasers (the “Purchasers”). Pursuant to the Agreements, we issued to the Purchasers Secured Convertible Notes, (“Notes”), with an aggregate principle value of $3,000,000, plus interest on the unpaid principal balance at a rate equal to 14.0% per annum. The maturity date of the Notes is February 12, 2008. Interest on the Notes commences accruing on February 12, 2007 and is payable on April 30, 2007 and on the last business day of each calendar quarter thereafter. Interest is payable in cash, except that upon notice to the Purchasers in writing not less than 15 trading days prior to the relevant interest payment date, we may deliver common stock that were registered exclusively for the purpose of satisfying the payment of interest and not principal (“Interest Shares”) valued at 75% of the average of the three lowest closing bid prices of the common stock as report by Bloomberg L.P. for the 20 trading days ending on the trading day preceding the relevant interest payment date. In the event of default under the terms of the Notes, at the option of the Purchaser, all sums of principal and interest remaining unpaid will become immediately due and payable. The notes are convertible into shares of common stock of the Company a rate equal to $1.00 per share, subject to adjustment. The transaction closed on February 12, 2007.

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

The identified material weaknesses in the Company’s internal controls over financial reporting have resulted in insufficient controls related to inventory accounting, accounts receivable and payable cut-offs, accrued expenses and segregation of duties. The conclusions of the Company’s management regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006 , the end of the period covered by this Annual Report on Form 10-KSB, are covered in more detail in the following paragraph.

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

Ms. Caeli Widger is a Director on the founding Lotus Board of Directors. Since April 2000, Ms. Widger has directed large-scale staffing projects, ranging from sales force expansion to executive searches, for young technology companies on both coasts of the U.S. She is currently managing a talent search for Mimeo.com (www.mimeo.com), an international print-on-demand solutions provider named one of America’s fastest-growing technology companies by Red Herring and the Deloitte Fast 50 List. Ms. Widger co-directs The Sackett School, a renowned creative writing institute in New York City (www.sackettworkshop.com). She holds a BA from Wellesley College and an MFA from the University of Montana. The Company does not currently have terms for its directors, and Ms. Widger will serve as a director of the Company until the next annual meeting and until a successor is elected and qualified.

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

The Board has determined that directors Mel Rothberg, Dr. Ian Ashley, and Caeli Widger are independent directors within The NASDAQ Stock Market’s director independence standards. Directors Song Zhenghong, Xian Xuemei, Li Ping, and Liu Jin are not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated a separate compensation or nominating committee.

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

Employment Agreements, Termination of Employment, and Change-in-Control Arrangements for Lotus

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. However, in December 2006, we agreed and the Board of Directors approved compensation for Dr. Liu Zhong Yi and Adam Wasserman.

Dr. Liu Zhong Yi, our Chief Executive Officer, has a compensation package that provides for base compensation of $150,000 per year. Dr. Liu’s compensation began on October 1, 2006. Dr. Liu’s salary will be reviewed annually.

Adam Wasserman, our Chief Financial Officer, has a compensation package that provides for base compensation of $93,600 per year. Mr. Wasserman’s compensation began on October 1, 2006. Mr. Wasserman’s salary will be reviewed annually. Mr. Wasserman began with the Company on October 1, 2006. Mr. Wasserman’s salary is payable as follows: $50,000 in cash and $43,600 in our common stock.

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

The Board has determined that directors Mel Rothberg, Dr. Ian Ashley, and Caeli Widger are independent directors within The NASDAQ Stock Market’s director independence standards. Directors Song Zhenghong, Xian Xuemei, Li Ping, and Liu Jin are not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated separate audit, compensation or nominating committees.

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

Exhibit No.	Description
4.14	Operating Agreement between Lotus Pharmaceutical International, Inc., and En Zhe Jia Shi, En Zhe Jia Shi’s Majority Shareholders dated September 6, 2006 (3)

4.15	Proxy Agreement between Lotus Pharmaceutical International, Inc., En Zhe Jia Shi, and En Zhe Jia Shi’s Majority Shareholders dated September 6, 2006 (3)

4.16	Option Agreement between Lotus Pharmaceutical International, Inc. and En Zhe Jia Shi, En Zhe Jia Shi’s Majority Shareholders dated September 6, 2006 (3)

10.1	Consulting Services Agreement between Lotus Pharmaceutical International, Inc. and Liang Fang Pharmaceutical Co., Ltd. dated September 6, 2006 (3)

10.2	Consulting Services Agreement between Lotus Pharmaceutical International, Inc., En Zhe Jia Shi Pharmaceutical Co., Ltd. dated September 6, 2006 (3)

10.3	Letter of Resignation by Mr. Thomas Miller to the Board of Directors of S.E. Asia Trading Company (3)

10.4	General Partnership Agreement between Genesis Equity Partners, LLC and Liang Fang Pharmaceutical, Ltd. dated March 15, 2006. (3)

10.5	Lease Agreement between Beijing Aoshikai Peace Lane Shopping Center and Liang Fang Pharmaceutical Co. Ltd. dated June 1, 2002. (3)

10.6	Lease Agreement between Beijing Aoshikai Peace Lane Shopping Center and Liang Fang Pharmaceutical Co. Ltd. dated June 1, 2005. (3)

10.7	Lease Agreement between Beijing Fengtai District Retired Officer Management Agency of General Logistics of P.L.A. and Liang Fang Pharmaceutical Co. Ltd. dated September 15, 2003. (3)

10.8	Lease Agreement between Beijing Fengtai District 2nd Sanatorium of General Logistics of P.L.A. and Liang Fang Pharmaceutical Co. Ltd. dated April 1, 2003. (3)

10.9	Lease Agreement between Beijing Qiji Investment and Management Center and Liang Fang Pharmaceutical Co. Ltd. dated October 10, 2005. (3)

10.10	Lease Agreement between Beijing South Palace Marketing Center and Liang Fang Pharmaceutical Co. Ltd. dated January 1, 2006. (3)

10.11	Lease Agreement between Beijing Xingfa Food Shop and Liang Fang Pharmaceutical Co. Ltd. dated January 1, 2006. (3)

10.12	Lease Agreement between Construction and Repair Agency of Haiying Group and Liang Fang Pharmaceutical Co. Ltd. dated December 31, 2000. (3)

10.13	Lease Agreement between Liu Zhongyi and Liang Fang Pharmaceutical Co. Ltd. Dated December 15, 2001. (3)

10.14	Lease Agreement between Real Estate Management Agency of General Logistics of P.L.A. and Drugstore (Wanshou Round Branch) of Liang Fang Pharmaceutical Co. Ltd. dated September 1, 2004. (3)

10.15	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Liu Zhongyi dated December 31, 2005. (3)

10.16	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Ma Zhaozhao dated December 31, 2005. (3)

10.17	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Song Guo an dated December 31, 2005. (3)

10.18	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Song Zhenghong dated December 31, 2005. (3)

10.19	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Zehng Guixin dated December 31, 2005. (3)

10.20	Letter Agreement among S.E. Asia Trading Company, Inc., Lynn Management, LLC and Dynacap Holdings Limited LLC dated September 13, 2006. (3)

10.21	Bill of Sale between S.E. Asia Trading Company, Inc. and Charles Smith dated September 25, 2006. (3)

10.22	Loan Agreement among Beijing Liang Fang Pharmaceutical Co., Ltd. and Wu Lan Cha Bu Emergency Hospital (English version) *

10.23	Loan Agreement among Beijing Liang Fang Pharmaceutical Co., Ltd. and Wu Lan Cha Bu Emergency Hospital (Chinese version) *

10.24	Contract among Wu Lan Cha Bu Emergency Hospital Center and Beijing Liang Fang Pharmaceutical Co., Ltd. dated October 10, 2006 (English version) *

10.25	Contract among Wu Lan Cha Bu Emergency Hospital Center and Beijing Liang Fang Pharmaceutical Co., Ltd. dated October 10, 2006 (Chinese version) *

10.26	Assignment agreement among Beijing Liang Fang Pharmaceuticals Co., Ltd. and Dr. Liu Zhong Yi dated October 10, 2006 (English version) *

10.27	Assignment agreement among Beijing Liang Fang Pharmaceuticals Co., Ltd. and Dr. Liu Zhong Yi dated October 10, 2006 (Chinese version) *

16.1	Letter regarding change of certifying accountant (4)

21.1	Subsidiaries of the Company *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herein

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 7, 2006.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-1 filed on September 10, 2004.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2006.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 13, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2006.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 15, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2006	2005
Audit Fees(1)	$62,000	$65,000
Audit Related Fees(2)	12,500	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

(1)

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-KSB and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)

Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-QSB and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTUS PHARMACEUTICALS, INC.

February 19, 2008	By:	/s/ Liu Zhong Yi
Liu Zhong Yi, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liu Zhong Yi	Chief Executive Officer and Director	February 19, 2008
Dr. Liu Zhong Yi

/s/ Adam Wasserman	Chief Financial Officer and Principal Accounting Officer	February 19, 2008
Adam Wasserman

/s/ Li Ping	Director	February 19, 2008
Li Ping

/s/ Liu Jin	Director	February 19, 2008
Liu Jin

/s/ Xian Xuemei	Director	February 19, 2008
Xian Xuemei

/s/ Song Zhenghong	Director	February 19, 2008
Song Zhenghong

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(FORMERLY S.E. ASIA TRADING COMPANY, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lotus Pharmaceuticals, Inc. and Subsidiaries

Beijing, China

We have audited the accompanying consolidated balance sheet of Lotus Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The financial statements for the year ended December 31, 2006 have been  restated (see Note 11).

By:	/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

March 17, 2007

Except for Note 11,

as of February 12, 2008

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(FORMERLY S.E. ASIA TRADING COMPANY, INC.)

CONSOLIDATED BALANCE SHEET

December 31, 2006

(As Restated – See Note 11)

ASSETS

CURRENT ASSETS:
Cash	$2,089,156
Accounts receivable, net of allowance for doubtful accounts of $539,627
and sales returns of $2,297,399	7,277,067
Inventories, net of reserve for obsolete inventory of $280,251	3,133,677
Prepaid expenses	252,103

Total Current Assets	12,752,003

PROPERTY AND EQUIPMENT - Net	5,813,935

OTHER ASSETS
Intangible assets, net of accumulated amortization	1,345,041
Due from related party	1,826,626

Total Assets	$21,737,605

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$705,147
VAT and service taxes payable	2,047,851
Advances from customers	231,340
Unearned revenue	426,358
Due to related parties	925,484

Total Current Liabilities	4,336,180

LONG-TERM LIABILITIES:
Due to related parties	863,447
Notes payable - related parties	4,729,880

Total Liabilities	9,929,507

SHAREHOLDERS’ EQUITY:
Common stock ($.001 par value; 50,000,000 shares authorized;
41,280,000 shares issued and outstanding)	41,280
Additional paid-in capital	5,965,323
Retained earnings	5,300,290
Other comprehensive gain - cumulative foreign currency translation adjustment	501,205

Total Shareholders’ Equity	11,808,098

Total Liabilities and Shareholders’ Equity	$21,737,605

See notes to consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(FORMERLY S.E. ASIA TRADING COMPANY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2006	2005
	(As Restated)
NET REVENUES:
Wholesale	$25,430,069	$16,099,036
Retail	3,532,623	1,629,385
Other revenues	7,244,997	617,420

Total Revenues	36,207,689	18,345,841

COST OF SALES	26,523,039	14,584,682

GROSS PROFIT	9,684,650	3,761,159

OPERATING EXPENSES:
Selling expenses	2,154,216	414,361
Research and development	387,337	1,759,756
General and administrative	2,674,253	975,003

Total Operating Expenses	5,215,806	3,149,120

INCOME FROM OPERATIONS	4,468,844	612,039

OTHER INCOME (EXPENSE):
Other income	-	1,219,512
Interest income	-	161
Interest expense	(325,824)	-

Total Other Income (Expense)	(325,824)	1,219,673

INCOME BEFORE INCOME TAXES	4,143,020	1,831,712

INCOME TAXES	-	-

NET INCOME	$4,143,020	$1,831,712

COMPREHENSIVE INCOME:
NET INCOME	$4,143,020	$1,831,712

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	327,568	168,543

COMPREHENSIVE INCOME	$4,470,588	$2,000,255

NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.05
Diluted	$0.10	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	40,360,530	40,041,600
Diluted	40,360,530	40,041,600

See notes to consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(FORMERLY S.E. ASIA TRADING COMPANY, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006 and 2005

(As Restated – See Note 11)

	Common Stock, $.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2004	40,041,600	$40,042	$5,972,243	$(674,442)	$5,094	$5,342,937

Member Contributions	-	-	818	-	-	818

Comprehensive income:
Net income for the year	-	-	-	1,831,712	-	1,831,712

Foreign currency translation adjustment	-	-	-	-	168,543	168,543

Total comprehensive income	-	-	-	-	-	2,000,255

Balance, December 31, 2005	40,041,600	40,042	5,973,061	1,157,270	173,637	7,344,010

Recapitalization of Company	1,238,400	1,238	(7,738)	-	-	(6,500)

Comprehensive income:
Net income for the year	-	-	-	4,143,020	-	4,143,020

Foreign currency translation adjustment	-	-	-	-	327,568	327,568

Total comprehensive income	-	-	-	-	-	4,470,588

Balance, December 31, 2006	41,280,000	$41,280	$5,965,323	$5,300,290	$501,205	$11,808,098

See notes to consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(FORMERLY S.E. ASIA TRADING COMPANY, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2006	2005
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,143,020	$1,831,712
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	581,564	429,633
Increase in allowance for doubtful accounts and sales returns	2,732,889	26,865
Changes in assets and liabilities:
Accounts receivable	(8,922,247)	(597,584)
Inventories	3,928,236	(2,975,432)
Prepaid and other current assets	(75,155)	622,007
Other assets	-	30,006
Accounts payable and accrued expenses	206,516	137,331
VAT and service taxes payable	1,999,675	2,519
Unearned revenue	200,811	38,992
Advances from customers	39,333	110,671

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,834,642	(343,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in due from related parties	1,243,742	(2,163,128)
Purchase of property and equipment	(1,480)	(2,045,210)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,242,262	(4,208,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	-	818
Proceeds from related party advances	-	4,623,713
Repayments of related party advances	(737,291)	-
Repayments of notes payable - related parties	(3,456,196)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,193,48)	4,624,531

EFFECT OF EXCHANGE RATE ON CASH	44,805	3,364

NET INCREASE IN CASH	1,928,222	76,277

CASH - beginning of year	160,934	84,657

CASH - end of year	$2,089,156	$160,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$325,824	$-
Income taxes	$-	$2,319

Non-cash investing and financing activities:
Intangible asset for related liabilities	$1,127,551	$-

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

(FORMERLY S.E. ASIA TRADING COMPANY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2006 and 2005.

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

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. The Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,150,000 to be paid in 5 equal annual installments of approximately $230,000. Accordingly, the Company recorded an intangible asset of $1,151,263 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company will amortize this exclusive right over a term of 20 years..

At December 31, 2006, intangible assets consist of the following:

Manufacturing rights	$1,111,097
Revenue rights	1,151,263
2,262,360
Less: accumulated amortization	(917,319)

$1,345,041

Amortization expense amounted to approximately $183,613 and $179,000 for the year ended December 31, 2006 and 2005.

Amortization expense attributable to future periods is as follows:

Year ending December 31:
2007	$136,872
2008	134,314
2009	109,672
2010	57,563
2011 and thereafter	906,620

$1.345,041

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

(FORMERLY S.E. ASIA TRADING COMPANY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Other

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. Accordingly, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,151,000 to be paid in 5 equal annual installments of approximately $230,000. Accordingly, the Company recorded an intangible asset of $1,151,263 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years and a corresponding related party liability. For the year ended December 31, 2006, the Company paid approximately $56,000 of this related party liability. At December 31, 2006, amounts due under this assignment agreement amount to $1,093,700 of which $863,447 is included in long-term liabilities and has been included in due to related parties on the accompanying balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 7 - INCOME TAXES (continued)

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for years ended December 31, 2006 and 2005:

	2006	2005

Computed “expected” provision	34.0%	34.0%
State tax provision, net of federal effect	4.0%	4.0%
Effect of foreign income tax exemption	(39.0)%	(37)%
Change in valuation allowance	1.0%	0.0%

	0.0%	1.0%

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

Information with respect to these reportable business segments for the year ended December 31, 2006 and 2005 is as follows:

	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
2006

Net Revenues	$30,285,471	$4,800,553	$1,121,665	$36,207,689

Cost of Sales (excluding depreciation)	21,807,867	4,309,542	29,780	26,147,189
Operating expenses (excluding depreciation and amortization)	-	-	5,010,092	5,010,092
Depreciation and Amortization	371,153	18,792	191,619	581,564
Interest Expense	-	-	325,824	325,824

Net Income	$8,106,451	$472,219	$(4,435,650)	$4,143,020

2005

Net Revenues	$16,099,036	$2,246,805	$-	$18,345,841

Cost of Sales (excluding depreciation)	12,487,753	1,865,831	-	14,353,584
Operating expenses (excluding depreciation and amortization)	-	-	2,950,585	2,950,585
Depreciation and Amortization	212,128	18,970	198,535	429,633
Other income	-	-	(1,219,673)	(1,219,673)
Interest Expense	-	-	-	-

Net Income	$3,399,155	$362,004	$(1,929,447)	$1,831,712

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

(c) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate the PRC companies could be affected.

NOTE 11 - RESTATEMENT

For the year ending December 31, 2006, the Company revised certain accounting treatment related to the recording of an intangible asset and a corresponding related party liability associated with an assignment agreement and exclusive revenue rights as described in Notes 4 and 5. The Company initially did not record the value of the intangible asset and corresponding liability and treated payment due under the assignment agreement as a periodic payment of interest expense to the Company’s chief executive officer. Subsequently, the Company determined that an intangible asset and a corresponding related party liability should have been recorded. Accordingly, the adjustments to the financial statements for this adjustment were as follows:

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(FORMERLY S.E. ASIA TRADING COMPANY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 11 – RESTATEMENT (continued)

1. Balance Sheet:

a) Intangible assets increased by $1,136,872 to $1,345,041 from $208,169 and total assets increased by $1,136,872. This increase reflects the addition of an intangible asset of $1,151,263 offset by an increase in accumulated amortization of $14,391

b) Due to related parties increased by $1,093,700 which increased total current liabilities by $230,253 and long-term liabilities by $863,447. This increase reflects the addition of a related party payable of $1,151,263 offset by the repayment of this payable of approximately $57,500. Stockholders’ equity increased $43,172 which reflect the changes made to the balance sheet and statement of operations as well as an increase in comprehensive income of $889.

2. Statement of Operations:

a) General and administrative expenses decreased by $42,283 which reflects an increase in depreciation and amortization expenses of $14,095 offset by a decrease in assignment fee expenses of $56,378 due to the reversal of the periodic assignment fee expense previously recorded.

3. Statement of Cash Flows:

a) For the year ended December 31, 2006, net cash flows provided by operating activities increased by $56,378 and net cash used in financing activities increased by $56,378.

NOTE 12 - SUBSEQUENT EVENT

On February 12, 2007, the Company entered into Subscription Agreements with the purchasers (the “Purchasers”). Pursuant to the Agreements, the Company issued to the Purchasers Secured Convertible Notes, (“Notes”), with an aggregate principle value of $3,000,000, plus interest on the unpaid principal balance at a rate equal to 14.0% per annum. The maturity date of the Notes is February 12, 2008. Interest on the Notes commences accruing on February 12, 2007 and is payable on April 30, 2007 and on the last business day of each calendar quarter thereafter. Interest is payable in cash, except that upon notice to the Purchasers in writing not less than 15 trading days prior to the relevant interest payment date, the Company may deliver common stock that were registered exclusively for the purpose of satisfying the payment of interest and not principal (“Interest Shares”) valued at 75% of the average of the three lowest closing bid prices of the common stock as report by Bloomberg L.P. for the 20 trading days ending on the trading day preceding the relevant interest payment date. In the event of default under the terms of the Notes, at the option of the Purchaser, all sums of principal and interest remaining unpaid will become immediately due and payable. The notes are convertible into shares of common stock of the Company a rate equal to $1.00 per share, subject to adjustment. The transaction closed on February 12, 2007.

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

NOTE 12 - SUBSEQUENT EVENT (continued)

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