Form 10QSB/A
period 2007-03-31
Lotus Pharmaceuticals, Inc.
filed 2008-02-20
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,280,000 shares at May 18, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY PARAGRAPH

We are amending our Form 10-QSB for the period ended March 31, 2007 to restate our Consolidated Balance Sheet at March 31, 2007 and Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements for the period ended March 31, 2007, and to revise disclosure related to same which appeared in our Form 10-QSB as filed on May 21, 2007. On February 11, 2008 based upon comments from the Securities and Exchange Commission we determined to revise certain accounting treatment related to the recording of an intangible asset and a corresponding related party liability associated with an assignment agreement and exclusive revenue rights as described in Note 4. In summary, our total assets increased by $1,133,588, total liabilities increased by $1,046,390, and net income increased by $43,429. Please see Note 9 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

The Items of this Form 10-QSB/A for the period ended March 31, 2007 which are amended and restated as a result of the restatement of our financial statements are as follows:

•	Part II, Item 6. Management’s Discussion and Analysis or Plan of Operations,

•	Part II. Item 7. Financial Information, including:

•	Consolidated Balance Sheet at March 31, 2007,
•	Consolidated Statements of Operations for the period ended March 31, 2007,
•	Consolidated Statement of Cash Flows for the period ended March 31, 2007, and
•	Notes to Consolidated Financial Statements as of March 31, 2007,

In addition, Part II, Item 6. Exhibits of this Form 10-QSB/A includes currently dated certificates from our Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the period ended March 31, 2007 as filed on May 21, 2007. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB and supersedes in its entirety the previously filed Form 10-QSB for the period ended March 31, 2007.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

FORM 10-QSB/A

QUARTERLY PERIOD ENDED MARCH 31, 2007

INDEX

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheet (Unaudited) As of March 31, 2007	3
	Consolidated Statements of Operations (Unaudited)	4
	For the Three Months Ended March 31, 2007 and 2006
	Consolidated Statements of Cash Flows (Unaudited)	5
	For the Three Months Ended March 31, 2007 and 2006
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	20
Item 3.	Controls and Procedures	30

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Default Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information.	32
Item 6.	Exhibits	32

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

When used in this quarterly report, the terms the “Company,” “we,” and “us” refers to Lotus Pharmaceuticals, Inc., a Nevada corporation, and our wholly-owned subsidiary Lotus Pharmaceutical International, Inc., a Nevada Corporation.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31, 2007

(As Restated – See Note 9)

(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$4,456,059
Accounts receivable, net of allowance for doubtful accounts of $544,967
and sales returns of $2,320,133	7,134,119
Inventories, net of reserve for obsolete inventory of $517,984	4,328,874
Prepaid expenses	350,392
Deferred debt costs	205,379

Total Current Assets	16,474,823

PROPERTY AND EQUIPMENT - net of accumulated depreciation	6,150,498

OTHER ASSETS
Intangible assets, net of accumulated amortization	1,321,856
Due from related party	1,584,104

Total Assets	$25,531,281

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible debt, net of debt discount of $1,012,049	$1,987,951
Accounts payable and accrued expenses	745,269
VAT and service taxes payable	2,496,846
Advances from customers	88,696
Unearned revenue	688,080
Due to related parties	761,980

Total Current Liabilities	6,768,822

LONG-TERM LIABILITIES:
Due to related party – long-term	813,859
Notes payable - related parties	4,073,057

Total Liabilities	11,655,738

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized;
No shares issued and outstanding)	-
Common stock ($.001 par value; 200,000,000 shares authorized;
41,280,000 shares issued and outstanding)	41,280
Additional paid-in capital	7,071,950
Retained earnings	6,137,591
Other comprehensive gain - cumulative foreign currency translation adjustment	624,722

Total Shareholders’ Equity	13,875,543

Total Liabilities and Shareholders’ Equity	$25,531,281

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(As Restated – See Note 9)

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
NET REVENUES:
Wholesale	$5,049,121	$4,298,188
Retail	501,242	854,829
Other revenues	2,739,172	1,388,078

Total Revenues	8,289,535	6,541,095

COST OF SALES	5,662,916	4,399,701

GROSS PROFIT	2,626,619	2,141,394

OPERATING EXPENSES:
Selling expenses	558,724	516,895
Research and development	91,822	75,028
General and administrative	802,865	393,487

Total Operating Expenses	1,453,411	985,410

INCOME FROM OPERATIONS	1,173,208	1,155,984

OTHER INCOME (EXPENSE):
Debt issuance costs	(29,340)	-
Registration rights penalty	(54,000)	-
Interest expense	(252,567)	(102,424)

Total Other Income (Expense)	(335,907)	(102,424)

INCOME BEFORE INCOME TAXES	837,301	1,053,560

INCOME TAXES	-	-

NET INCOME	$837,301	$1,053,560

COMPREHENSIVE INCOME:
NET INCOME	$837,301	$1,053,560

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	123,517	34,564

COMPREHENSIVE INCOME	$960,818	$1,088,124

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	41,280,000	40,041,600
Diluted	44,280,000	40,041,600

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(As Restated – See Note 9)

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$837,301	$1,053,560
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	124,634	143,714
Amortization of deferred debt issuance costs	29,340	-
Amortization of debt discount	144,578	-
Increase in allowance for doubtful accounts and sales returns	-	20,230
Changes in assets and liabilities:
Accounts receivable	214,114	(674,994)
Inventories	(1,159,619)	(1,017,565)
Prepaid and other current assets	(98,927)	3,423
Other assets	-	-
Accounts payable and accrued expenses	35,097	169,711
VAT and service taxes payable	427,048	18,140
Unearned revenue	256,493	405,736
Advances from customers	(144,365)	(19,184)

NET CASH PROVIDED BY OPERATING ACTIVITIES	665,694	102,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	259,575	250,411
Purchase of property and equipment	(366,218)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(106,643)	250,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible debt	2,950,000	-
Payment of debt issuance costs	(231,526)	-
Proceeds from related party advances	2,866	-
Repayments of related party advances	(232,744)	(168,667)
Repayments of notes payable - related parties	(700,866)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,787,730	(168,667)

EFFECT OF EXCHANGE RATE ON CASH	20,122	1,638

NET INCREASE IN CASH	2,366,903	186,153

CASH - beginning of year	2,089,156	160,934

CASH - end of period	$4,456,059	$347,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$55,489	$102,424
Income taxes	$-	$-

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

Inventories

Inventories, consisting of raw materials and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $234,038 for the three months ended March 31, 2007, which has been reflects in cost of sales. At March 31, 2007, inventory reserve was $517,984.

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

	For the Three Months Ended March 31,
	2007	2006
Net income	$837,301	$1,053,560
Weighted average shares outstanding - basic	41,280,000	40,041,600
EPS - basic	$0.02	$0.03

Net income	$837,301	$1,053,560

Weighted average shares outstanding - basic	41,280,000	40,041,600
Effect of dilutive securities
Unexercised options and warrants	-	-
Convertible debentures	3,000,000	-
Weighted average shares outstanding- diluted	44,280,000	40,041,600
EPS - diluted	$0.02	$0.03

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

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains on currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the three months ended March 31, 2007 and 2006, accumulated other comprehensive income was $960,818 and $1,088,124, respectively.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

Other

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. Accordingly, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,151,000 to be paid in 5 equal annual installments of approximately $230,000. Accordingly, the Company recorded an intangible asset of $1,151,263 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years and a corresponding related party liability. For the three months ended March 31, 2007, the Company paid approximately $58,000 of this related party liability. At March 31, 2007, amounts due under this assignment agreement amount to $1,046,390 of which $813,859 is included in long-term liabilities and has been included in due to related parties on the accompanying balance sheet.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 5 - CONVERTIBLE DEBT (continued)

During the three months ended March 31, 2007, amortization debt issue costs was $29,340. The remaining balance of debt issue costs at March 31, 2007 was $205,379. The amortization of debt discounts for the three months ended March 31, 2007 was $144,578, which has been included in interest expense on the accompanying statement of operations. The balance of the debt discount is $1,012,049 at March 31, 2007.

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

The Company granted registration rights to holders of the Securities. Generally, the Company shall file with the Commission a Form SB-2 registration statement (the “Registration Statement”) (or such other form that it is eligible to use) in order to register the Registrable Securities for resale and distribution under the 1933 Act within forty-five (45) calendar days after the Closing Date (the “Filing Date”), and cause the Registration Statement to be declared effective not later than one hundred and fifty (150) calendar days after the Closing Date (the “Effective Date”). If the Registration Statement is not filed on or before the Filing Date or is not declared effective on or before the Effective Date, then the Company shall deliver to the holder of Registrable Securities, as Liquidating Damages, an amount equal to two percent (2%) for the first day of such Non-Registration Event and two percent (2%) for each thirty (30) days (or such lesser pro-rata amount for any period of less than thirty (30) days) of the Purchase Price of the outstanding Notes. The Company must pay the Liquidated Damages in cash. The Liquidated Damages must be paid within ten (10) days after the end of each thirty (30) day period or shorter part thereof for which Liquidated Damages are payable. The Company files its registration on April 25, 2007 and it was declared effective on May 4, 2007. In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payments” which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. Accordingly, at March 31, 2007, the Company accrued registration rights penalties of $54,000, which has been included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

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

Information with respect to these reportable business segments for the three months ended March 31, 2007 and 2006 is as follows:

	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
2007

Net revenues	$7,285,050	$926,551	$77,934	$8,289,535

Cost of sales (excluding depreciation)	5,140,930	429,973	7,029	5,577,932
Operating expenses (excluding depreciation and amortization)	-	-	1,413,761	1,413,761
Depreciation and amortization	80,735	4,249	39,650	124,6348
Other expenses	-	-	83,340	83,340
Interest expense	-	-	252,567	252,567

Net income (loss)	$2,063,385	$492,329	$(1,718,413)	$837,301

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 7 - SEGMENT INFORMATION (continued)

2006

Net revenues	$5,191,720	$1,349,375	$-	$6,541,095

Cost of sales (excluding depreciation)	3,615,284	690,820	-	4,306,104
Operating expenses (excluding depreciation and amortization)	-	-	935,293	935,293
Depreciation and amortization	88,917	4,680	50,117	143,714
Other income	-	-	-	-
Interest expense	-	-	102,424	102,424

Net income (loss)	$1,487,519	$653,875	$(1,087,834)	$1,053,560

Total assets at March 31, 2007 by geographical location:
China	$22,765,581
USA	2,765,700
Total assets	$25,531,281

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 9 - RESTATEMENT

For the three months ending March 31, 2007, the Company revised certain accounting treatment related to the recording of an intangible asset and a corresponding related party liability associated with an assignment agreement and exclusive revenue rights as described in Note 4. The Company initially did not record the value of the intangible asset and corresponding liability and treated payment due under the assignment agreement as a periodic payment of interest expense to the Company’s chief executive officer. Subsequently, the Company determined that an intangible asset and a corresponding related party liability should have been recorded. Accordingly, the adjustments to the financial statements for this adjustment were as follows:

1. Balance Sheet:

a) Intangible assets increased by $1,133,588 to $1,321,856 from $188,268 and total assets increased by $1,133,588. This increase reflects the addition of an intangible asset of approximately $1,150,000 offset by an increase in accumulated amortization of approximately $16,000.

b) Due to related parties increased by $1,046,390 which increased total current liabilities by $232,531 and long-term liabilities by $813,859. This increase reflects the addition of a related party payable of approximately $1,150,000 offset by the repayment of this payable of approximately $104,000. Stockholders’ equity increased $87,198 which reflect the changes made to the balance sheet and statement of operations as well as an increase in comprehensive income of $1,486.

2. Statement of Operations:

a) For the three months ended March 31, 2007, general and administrative expenses decreased by $43,429 which reflects an increase in depreciation and amortization expenses of $14,476 offset by a decrease in assignment fee expenses of $57,905 due to the reversal of the periodic assignment fee expense previously recorded.

3. Statement of Cash Flows:

a) For the three months ended March 31, 2007, net cash flows provided by operating activities increased by $57,905 and net cash provided by financing activities decreased by $57,905.

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

Operating Expenses

Total operating expenses for the three months ended March 31, 2007 were $1,453,411, an increase of $468,001 or 47%, from total operating expenses in the three months ended March 31, 2006 of $985,410. This increase included the following:

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

For the three months ended March 31, 2007, general and administrative expenses were $802,865 as compared to $393,487 for the three months ended March 31, 2006, an increase of $409,378, or 104% as summarized below:

	Three months ended March 31,
	2007	2006
Salaries and related benefits	$389,481	$174,580
Amortization	36,351	45,698
Bad debt	-	20,696
Depreciation	7,465	4,419
Rent	67,277	61,572
Travel and entertainment	51,504	17,273
Professional fees	53,100	-
Other	197,687	69,249

Total	$802,865	$393,487

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

•	Amortization of our manufacturing rights decreased by $23,823 or approximately 52% offset by an increase in amortization of $14,476.
•	A decrease of $20,696 or 100%, in bad debt expenses.
•	Depreciation increased by $3,046 or approximately 69%.
•	Rent increased by $5,705 or approximately 9.3%.
•	Travel and entertainment expenses increased by $34,231 or 198.2% due to increased sales-related travel.
•	Professional fees increased $53,100 or 100% due to an increase in accounting and legal fees activities related to being a public entity in the United States.
•	Other selling, general and administrative expenses, which includes utilities, office supplies and expenses increased by $128,438 or 185.5%.

Income from Operations

We reported income from operations of $1,173,208 for the three months ended March 31, 2007 as compared to income from operations of $1,155,984 for the three months ended March 31, 2006, a decrease of $17,224 or approximately 1.5%.

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

Net Income

As a result of these factors, we reported net income of $837.301 for the three months ended March 31, 2007 as compared to net income of $1,053,560 for the three months ended March 31, 2006. This translates to basic and diluted net income per common share of $0.02 and $0.03 for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At March 31, 2007, we had a cash balance of $4,456,059. These funds are located in financial institutions located as follows:

China	$1,971,363
USA	2,484,696

Total	$4,456,059

Our working capital position increased $1,290,178 to $9,706,001 at March 31, 2007 from $8,415,823 at December 31, 2006. This increase in working capital is primarily attributable to an increase in cash of approximately $2.4 million and an increase of approximately $1.2 million in inventories offset by an increase in accounts payable and accrued expenses of $40,000, an increase in taxes payable of approximately $449,000 and an increase in net convertible debt of approximately $2.0 million. The increase in accounts receivable and corresponding decrease inventories reflects the effects of increased sales during fiscal 2006 and the corresponding receivables generated by those sales.

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

Our balance sheet at March 31, 2007 also reflects a balance due to related parties of $529,449 which was a working capital advances made to us by our President, vice-president and an officer of the Company and a Board member as well as an amount payable of approximately $1,046,000 related to an assignment agreement as discussed elsewhere in this annual report. These advances are non-interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

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

Net cash provided by operating activities for the three months ended March 31, 2007 was $665,694 as compared to $102,771 for the three months ended March 31, 2006. For the three months ended March 31, 2007, net cash provided by operating activities was attributable primarily to our net income of $837,301, the add back of depreciation and amortization of $124,634, amortization of debt issuance costs of $29,340 and the amortization of debt discount of $144,578, a decrease in accounts receivable of $214,114, an increase in accounts payable and accrued expenses of $35,097, an increase in VAT and service taxes payable of $427,048, and an increase in unearned revenues of $256,493 offset an increase in inventory balance of $1,159,619, an increase in prepaid and other current assets of $98,927, and a decrease in advances from customers of $144,365. For the three months ended March 31, 2006, net cash provided by operating activities was attributable primarily to our net income of $1,053,560, a decrease in prepaid and other current assets of $3,423, an increase accounts payable and accrued expense of $169,711, and the add back of non-cash items such as depreciation and amortization of $143,714, bad debt of $20,230, and changes in other liabilities of $404,692, offset by cash used to fund a net increase in accounts receivable of $674,994 and an increase in our inventory of $1,017,565.

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

Net cash provided by financing activities was $1,787,730 for the three months ended March 31, 2007 and was attributable to the receipt of net proceeds of $2,950,000 from our debt financing offset by payments on related party advances and loans of $930,744 and the payment of debt issuance costs of $231,526 as compared to net cash used in financing activities of $168,667 for the three months ended March 31, 2006 and reflects repayments of related party advances.

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

We recognize revenue for the sale of pharmaceutical products and for payments received, if any, under reimbursement of development costs as follows:

Product Sales. Revenue from product sales, net of estimated provisions, is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably probable. Our customers consist of pharmaceutical wholesalers who sell directly into the retail channel, hospitals, and retail customers. Provisions for sales discounts, and estimates for charge backs, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves. Factors include current contract prices and terms, estimated wholesaler inventory levels, remaining shelf life of product, and historical information for similar products in the same distribution channel. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the customer.

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

The identified material weaknesses in the Company’s internal controls over financial reporting have resulted in insufficient controls related to inventory accounting, accounts receivable and payable cut-offs, accrued expenses and segregation of duties. The conclusions of the Company’s management regarding the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007 , the end of the period covered by this Quarterly Report on Form 10-QSB, are covered in more detail in the following paragraph.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

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

Lotus Pharmaceuticals, Inc.

Date: February 19, 2008	By:	/s/ Liu Zhong Yi
Liu Zhong Yi
Chief Executive Officer

Date: February 19, 2008	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer