Form 10QSB/A
period 2007-06-30
Lotus Pharmaceuticals, Inc.
filed 2008-02-21
CIK 1292087

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to Form 10-QSB for the Quarter Ended June 30, 2007 is being filed by Lotus Pharmaceuticals, Inc. to supplement certain disclosure contained in Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation in response to comments from the staff of the Securities and Exchange Commission.

We are amending our Form 10-QSB for the period ended June 30, 2007 to restate our Consolidated Balance Sheet at June 30, 2007 and Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements for the periods ended June 30, 2007, and to revise disclosure related to same which appeared in our Form 10-QSB as filed on August 14, 2007. On February 11, 2008 based upon comments from the Securities and Exchange Commission we determined to revise certain accounting treatment related to the recording of an intangible asset and a corresponding related party liability associated with an assignment agreement and exclusive revenue rights as described in Note 4. In summary, our total assets increased by $1,136,096, total liabilities increased by $1,003,304, and net income increased by $87,323. Please see Note 9 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

Additionally, this Amendment No. 1 to Form 10-QSB for the Quarter Ended June 30, 2007 is being filed to supplement certain disclosure contained in Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation in response to comments from the staff of the Securities and Exchange Commission.

The Items of this Form 10-QSB/A for the period ended June 30, 2007 which are amended and restated as a result of the restatement of our financial statements are as follows:

•	Part II, Item 6. Management’s Discussion and Analysis or Plan of Operations,
•	Part II. Item 7. Financial Information, including:
•	Consolidated Balance Sheet at June 30, 2007,
•	Consolidated Statements of Operations for the three and six months ended June 30, 2007,
•	Consolidated Statement of Cash Flows for the period ended June 30, 2007, and
•	Notes to Consolidated Financial Statements as of June 30, 2007,

In addition, Part II, Item 6. Exhibits of this Form 10-QSB/A includes currently dated certificates from our Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the period ended June 30, 2007 as filed on August 14, 2007. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB and supersedes in its entirety the previously filed Form 10-QSB for the quarter ended June 30, 2007.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

FORM 10-QSB/A

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

When used in this quarterly report, the terms the “Company,” “we,” and “us” refers to Lotus Pharmaceuticals, Inc., a Nevada corporation, and our wholly-owned subsidiary Lotus Pharmaceutical International, Inc., a Nevada Corporation and its controlled companies.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$8,441,035
Accounts receivable, net of allowance for doubtful accounts of $763,099 and sales returns of $556,838
Inventories, net of reserve for obsolete inventory of $525,872	1,994,378
Prepaid expenses	139,798
Deferred debt costs	146,699

Total Current Assets	20,303,380

PROPERTY AND EQUIPMENT - net of accumulated depreciation	6,132,751

OTHER ASSETS
Intangible assets, net of accumulated amortization	1,309,551
Due from related party	1,343,659

Total Assets	$29,089,341

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible debt, net of debt discount of $722,891	$2,277,109
Accounts payable and accrued expenses	796,545
VAT and service taxes payable	3,034,322
Advances from customers	90,046
Unearned revenue	571,422
Due to related parties	340,589

Total Current Liabilities	7,110,033

LONG-TERM LIABILITIES:
Due to related party - Long-term	767,233
Notes payable - related parties	3,990,954

Total Liabilities	11,868,220

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized;
No shares issued and outstanding)	—
Common stock ($.001 par value; 200,000,000 shares authorized;
41,354,200 shares issued and outstanding)	41,354
Additional paid-in capital	7,127,526
Retained earnings	9,179,116
Other comprehensive gain - cumulative foreign currency translation adjustment	873,125

Total Shareholders’ Equity	17,221,121

Total Liabilities and Shareholders’ Equity	$29,089,341

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Wholesale	$9,235,971	$8,189,097	$14,285,092	$12,487,285
Retail	1,099,996	422,021	1,601,238	1,276,850
Other revenues	2,469,485	895,469	5,208,657	2,283,547

Total Revenues	12,805,452	9,506,587	21,094,987	16,047,682

COST OF SALES	7,311,471	6,126,713	12,974,387	10,526,414

GROSS PROFIT	5,493,981	3,379,874	8,120,600	5,521,268

OPERATING EXPENSES:
Selling expenses	709,366	513,953	1,268,090	1,030,848
Research and development	109,153	108,577	200,975	183,605
General and administrative	1,070,651	843,909	1,873,516	1,237,396

Total Operating Expenses	1,889,170	1,466,439	3,342,581	2,451,849

INCOME FROM OPERATIONS	3,604,811	1,913,435	4,778,019	3,069,419

OTHER INCOME (EXPENSE):
Interest income	—	188	—	188
Debt issuance costs	(58,680)	—	(88,020)	—
Registration rights penalty	(56,000)	—	(110,000)	—
Interest expense	(448,606)	(102,829)	(701,173)	(205,253)

Total Other Income (Expense)	(563,286)	(102,641)	(899,193)	(205,065)

INCOME BEFORE INCOME TAXES	3,041,525	1,810,794	3,878,826	2,864,354

INCOME TAXES	—	—	—	—

NET INCOME	$3,041,525	$1,810,794	$3,878,826	$2,864,354

COMPREHENSIVE INCOME:
NET INCOME	$3,041,525	$1,810,794	$3,878,826	$2,864,354

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	248,403	35,395	371,920	69,959

COMPREHENSIVE INCOME	$3,289,928	$1,846,189	$4,250,746	$2,934,313

NET INCOME PER COMMON SHARE:
Basic	$0.07	$0.05	$0.09	$0.07
Diluted	$0.07	$0.05	$0.09	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	41,389,262	40,041,600	41,297,531	40,041,600
Diluted	44,389,262	40,041,600	44,297,531	40,041,600

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,878,826	$2,864,354
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	275,197	288,019
Amortization of deferred debt issuance costs	88,020	—
Amortization of debt discount	433,735	—
Stock issued for compensation	55,650	—
Increase in allowance for doubtful accounts and sales returns	(1,567,166)	67,195
Changes in assets and liabilities:
Accounts receivable	(524,467)	(1,275,356)
Inventories	1,201,912	(2,110,214)
Prepaid and other current assets	113,540	(156,607)
Accounts payable and accrued expenses	78,398	442,579
VAT and service taxes payable	921,996	(25,920)
Unearned revenue	132,461	307,119
Advances from customers	(145,138)	(79,874)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,942,964	321,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	521,930	501,853
Purchase of property and equipment	(376,201)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	145,729	501,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible debt	2,950,000	—
Payment of debt issuance costs	(231,526)	—
Proceeds from related party advances	—	—
Repayments of related party advances	(716,436)	(338,028)
Repayments of notes payable - related parties	(846,781)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,155,257	(338,028)

EFFECT OF EXCHANGE RATE ON CASH	107,929	3,260

NET INCREASE IN CASH	6,351,879	488,380

CASH - beginning of year	2,089,156	160,934

CASH - end of period	$8,441,035	$649,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$267,438	$205,253
Income taxes	$—	$—

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

On May 29, 2007, we formed a new entity, Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. (“Lotus Century”) under laws of the People’s Republic of China. Lotus Century is a Chinese limited liability company and a wholly owned subsidiary of Lotus Pharmaceutical International, Inc. Lotus Century is primarily engaged in development of innovative medicines, medical technology consulting and outsourcing services, and related training services.

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

	For the Six months Ended June 30,
	2007	2006
Net income	$3,878,826	$2,864,354
Weighted average shares outstanding – basic	41,297,531	40,041,600
EPS – basic	$0.09	$0.07

Net income	$3,878,826	$2,864,354

Weighted average shares outstanding – basic	41,297,531	40,041,600
Effect of dilutive securities
Unexercised options and warrants	—	—
Convertible debentures	3,000,000	—
Weighted average shares outstanding– diluted	44,297,531	40,041,600
EPS – diluted	$0.09	$0.07

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Allowance for returns

The Company accounts for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. In general, for wholesale sales, the Company provides credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SAB 104 in establishing its return estimates. Historically, approximately 65% of our total revenues consist of sales of four principal products and product returns from these principal products, as well as the Company’s other products, have been immaterial. Accordingly, based upon the Company’s experience, it historically does not record a reserve at the time of sale and there have been no accounting entries related to its product return policy which have reduced its gross revenues or had any material impact on its financial statements. However, during the fourth quarter of fiscal 2006, the Company sold approximately $2,300,000 of products which were either less popular products or products that were nearing their expiration dates to existing customers at reduced prices in a one-time transaction. The customers had the right to return these products pursuant to our product return policy. Because of the one-time nature of the transaction and the age of the products sold, the Company did not believe that the customary assumptions which it utilizes when determining the amount of reserve to establish for product returns were appropriate as it was more than remotely possible that all or substantially all of the products would be returned by the customer and the Company would not collect any revenues from this transaction. During the three months ended June 30, 2007 the Company collected substantially all of the amounts billed to these customers for the product. Accordingly, the Company reduced its allowance for sales returns at June 30, 2007 by $1,800,000 recorded as a reserve at December 31, 2006. The collection of this receivable had the effect of increasing the Company’s net revenues for the three months ended June 30, 2007 by $1,800,000, even though the sales of these products were actually made during the fourth quarter of fiscal 2006. Because the Company recorded the costs associated with these products in its cost of sales during fiscal 2006, both the Company’s gross profit margin and income from operations for the three months ended June 30, 2007 increased by $1,800,000. The allowance for product returns at June 30, 2007 was $556,838 and related to this 2006 sale. This allowance has been netted with accounts receivable on the Company’s balance sheet.

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

Advertising

Advertising is expensed as incurred. Advertising expenses amounted to $263,529 and $45,900 for the six months ended June 30, 2007 and 2006, respectively

Concentrations of credit risk

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

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains on currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the six months ended June 30, 2007 and 2006, accumulated other comprehensive income was $371,920 and $69,959, respectively.

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
$1,994,378

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consist of the following:

	Useful Life
Office equipment and furniture	3 - 8 Years	$148,193
Manufacturing equipment	10 - 15 Years	4,827,529
Building and building improvements	20 - 40 Years	2,819,208
		7,794,930
Less: accumulated depreciation		(1,662,179)
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

Other

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. Accordingly, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,151,000 to be paid in 5 equal annual installments of approximately $230,000. Accordingly, the Company recorded an intangible asset of approximately $1,150,000 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years and a corresponding related party liability. For the six months ended June 30, 2007, the Company paid approximately $116,000 of this related party liability. At June 30, 2007, amounts due under this assignment agreement amount to $1,003,304 of which $767,233 is included in long-term liabilities and has been included in due to related parties on the accompanying balance sheet.

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

During the six months ended June 30, 2007, amortization debt issue costs was $88,020. The remaining balance of debt issue costs at June 30, 2007 was $146,699. The amortization of debt discounts for the six months ended June 30, 2007 was $433,735, which has been included in interest expense on the accompanying statement of operations. The balance of the debt discount is $722,891 at June 30, 2007.

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

The Company must pay the Liquidated Damages in cash. The Liquidated Damages must be paid within ten (10) days after the end of each thirty (30) day period or shorter part thereof for which Liquidated Damages are payable. The Company files its registration on April 25, 2007 and it was declared effective on May 4, 2007. In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payments” which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. Accordingly, at June 30, 2007, the Company accrued registration rights penalties of $110,000, which has been included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 7 - SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the six months ended June 30, 2007 and 2006 is as follows:

	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
2007

Net revenues	$18,422,370	$2,336,196	$336,421	$21,094,987

Cost of sales (excluding depreciation)	11,843,631	928,364	14,202	12,786,197
Operating expenses (excluding depreciation and amortization)	-	-	3,255,574	3,255,574
Depreciation and amortization	178,779	9,411	87,007	275,197
Other expenses	-	-	198,020	198,020
Interest expense	-	-	701,173	701,173

Net income (loss)	$6,399,960	$1,398,421	$(3,919,555)	$3,878,826

2006

Net revenues	$13,897,615	$1,912,731	$237,336	$16,047,682

Cost of sales (excluding depreciation)	9,360,242	982,340	-	10,342,582
Operating expenses (excluding depreciation and amortization)	-	-	2,347,662	2,347,662
Depreciation and amortization	178,327	5,505	104,187	288,019
Other Income	-	-	-	-
Interest expense	-	-	205,065	205,065

Net income (loss)	$4,359,046	$924,886	$(2,419,578)	$2,864,354

Total assets be geographical location:
China	$ 28,673,027
USA	416,314
Total assets	$ 29,089,341

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

NOTE 9 - RESTATEMENT

For the six months ending June 30, 2007, the Company revised certain accounting treatment related to the recording of an intangible asset and a corresponding related party liability associated with an assignment agreement and exclusive revenue rights as described in Note 4. The Company initially did not record the value of the intangible asset and corresponding liability and treated payment due under the assignment agreement as a periodic payment of interest expense to the Company’s chief executive officer. Subsequently, the Company determined that an intangible asset and a corresponding related party liability should have been recorded. Accordingly, the adjustments to the financial statements for this adjustment were as follows:

1. Balance Sheet:

a) Intangible assets increased by $1,136,096 to $1,309,551 from $173,455 and total assets increased by $1,136,096. This increase reflects the addition of an intangible asset of approximately $1,165,000 offset by an increase in accumulated amortization of approximately $29,000.

b) Due to related parties increased by $1,003,304 which increased total current liabilities by $236,071 and long-term liabilities by $767,233. This increase reflects the addition of a related party payable of approximately $1,119,000 offset by the repayment of this payable of approximately $116,000. Stockholders’ equity increased $87,198 which reflect the changes made to the balance sheet and statement of operations as well as an increase in comprehensive income of $1,486.

2. Statement of Operations:

a) For the six months ended June 30, 2007, general and administrative expenses decreased by $87,323 which reflects an increase in depreciation and amortization expenses of $29,108 offset by a decrease in assignment fee expenses of $116,431 due to the reversal of the periodic assignment fee expense previously recorded.

3. Statement of Cash Flows:

a) For the six months ended June 30, 2007, net cash flows provided by operating activities increased by $116,431 and net cash provided by financing activities decreased by $116,431.

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

Lotus’ revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of Lotus to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, changing government regulations domestically and internationally affecting the pharmaceutical industry, competition and pricing, changes in external competitive market factors, termination of certain agreements, protocol, or inability to enter into strategic agreements, inability to satisfy anticipated working capital or other cash shortage requirements, changes in or developments under domestic or foreign laws, regulations, or changes in Lotus’ business strategy or an inability to execute its strategy due to unanticipated changes in the market. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of Lotus will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For purposes of the following discussion and analysis, references to “we”, “our”, “us” refers to Lotus.

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

On May 29, 2007, we formed a new entity, Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. (“Lotus Century”) under laws of the People’s Republic of China. Lotus Century is a Chinese limited liability company and a wholly owned subsidiary of Lotus Pharmaceutical International, Inc. Lotus Century is primarily engaged in development of innovative medicines, medical technology consulting and outsourcing services, and related training services.

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

•

For the six months ended June 30, 2007, wholesale revenues increased by $1,797,807 or 14.4% and was attributable to the reversal of a sales return allowance of approximately $1,800,000 recorded in 2006 and discussed below.

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

•	For the six months ended June 30, 2007, other revenues increased by $2,925,110. The significant increase in other revenues is attributed to the following:

	2007	2006
Leasing revenues	$439,615	$337,345
Third-party manufacturing	4,137,278	1,410,330
Advertising revenues	295,343	298,536
Research and development and lab testing services	336,421	237,336

Total other revenues	$5,208,657	$2,283,547

•	For the six months ended June 30, 2007, leasing revenues increased by $102,270 due to an increase in base monthly lease income on renewed leases.
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

Operating Expenses

Total operating expenses for the six months ended June 30, 2007 were $3,342,581, an increase of $890,732 or 36.3%, from total operating expenses in the six months ended June 30, 2006 of $2,451,849. This increase included the following:

For the six months ended June 30, 2007, selling expenses amounted to $1,268,090 as compared to $1,030,848 for the six months ended June 30, 2006, an increase of $237,242 or 23%. This increase is attributable to an increase in advertising costs of approximately $44,000, and an increase in other selling expenses of approximately $391,000 such as travel and entertainment, and sales conferences and training, offset by a decrease in commissions paid of approximately $198,000. We expect our selling expenses to increase as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training. During fiscal 2007, we intend to expand our marketing efforts related to our products.

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

For the six months ended June 30, 2007, general and administrative expenses were $1,873,516 as compared to $1,237,396 for the six months ended June 30, 2006, an increase of $636,120, or 51.4% as summarized below:

	Six months ended June 30,
	2007	2006
Salaries and related benefits	$826,963	$567,548
Amortization	65,685	91,583
Bad debt	-	67,195
Depreciation	11,307	12,604
Rent	133,512	123,248
Travel and entertainment	94,029	145,234
Professional fees	148,260	-
Other	593,760	231,984

Total	$1,873,516	$1,237,396

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

•

Amortization of our intangible assets decreased by $25,898 or approximately 28.3%. The decrease is attributable by the reduction of amortization expense from fully amortized manufacturing rights of $52,773 offset by an increase in the amortization of revenue rights of $26,875.

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
•

Other selling, general and administrative expenses, which includes utilities, office supplies and expenses increased by $361,776 or 155.9% due to increase in utilities usage and corporate office supplies spending.

Income from Operations

We reported income from operations of $4,778,019 for the six months ended June 30, 2007 as compared to income from operations of $3,069,419 for the six months ended June 30, 2006, an increase of $1,708,600 or approximately 55.7%.

Other Income (Expense)

For the six months ended June 30, 2007, total other expense amounted to $899,193 as compared to other income of $430,816 for the six months ended June 30, 2006, an increase of $1,330,009. This change is primarily attributable to:

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

Net Income

As a result of these factors, we reported net income of 3,878,826 for the six months ended June 30, 2007 as compared to net income of $2,864,354 for the six months ended June 30, 2006. This translates to basic and diluted net income per common share of $0.09 and $0.07 for the six months ended June 30, 2007 and 2006, respectively.

Other Comprehensive Income

As described elsewhere herein, the functional currency of Lotus East is the RMB. The financial statements are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are shown on the consolidated statements of operations. As a result of this non-cash gain, we reported comprehensive income of $371,920 for the six months ended June 30, 2007 as compared to $69,959 for comparable period in fiscal 2006.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At June 30, 2007, we had a cash balance of $8,441,035. These funds are located in financial institutions located as follows:

China	$ 8,192,883
USA	248,152

Total	$ 8,441,035

Our working capital position increased $4,777,524 to $13,193,347 at June 30, 2007 from $8,415,823 at December 31, 2006. This increase in working capital is primarily attributable to an increase in cash of approximately $6.4 million and an increase in accounts receivable of approximately $2.3 million, an increase in deferred debt issuance costs of approximately $147,000, a decrease of approximately $141,000 in advance from customers and a decrease of approximately $600,000 in the current portion of due to related parties and offset by a decrease in prepaid expenses of approximately $112,000, an decrease in inventories of approximately $1.1 million, an increase of in accounts payable and accrued expenses of $91,000, an increase in taxes payable of approximately $ 1 million, and an increase in unearned revenue of approximately $145,000 and an increase in net convertible debt of approximately $2.3 million. The increase in accounts receivable and corresponding decrease inventories reflects the effects of increased sales during fiscal 2007 and the corresponding receivables generated by those sales.

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

Our balance sheet at June 30, 2007 also reflects a balance due to related parties of $104,518 which were derived from prior year working capital advances made to us by our President and Vice President of the Company as well as an amount payable of approximately $1,003,000 related to an assignment agreement as discussed elsewhere in this quarterly report. These advances are non-interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

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

Net cash provided by operating activities for the six months ended June 30, 2007 was $4,942,964 as compared to $321,295 for the six months ended June 30, 2006. For the six months ended June 30, 2007, net cash provided by operating activities was attributable primarily to our net income of $3,878,826, the add back of depreciation and amortization of $275,197, amortization of debt issuance costs of $88,020 and the amortization of debt discount of $433,735, a decrease in inventory balance of $1,201,912, decrease in prepaid and other current assets of 113,540, an increase in accounts payable and accrued expenses of $78,398, an increase in VAT and service taxes payable of $921,996, and an increase in unearned revenues of $132,461 and offset by an increase in accounts receivable of $524,467, a decrease in allowance for doubtful accounts and sales returns of $1,567,166, and a decrease in advances from customers of $145,138. For the six months ended June 30, 2006, net cash provided by operating activities was attributable primarily to our net income of $2,864,354, an increase in prepaid and other current assets of $156,607, an increase accounts payable and accrued expense of $442,579, and the add back of non-cash items such as depreciation and amortization of $288,019, bad debt of $67,195, and changes in other liabilities of $201,325, offset by cash used to fund a net increase in accounts receivable of $1,275,356 and an increase in our inventory of $2,110,214.

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

Net cash provided by financing activities was $1,155,257 for the six months ended June 30, 2007 and was attributable to the receipt of net proceeds of $2,950,000 from our debt financing offset by payments on related party advances and loans of $1,563,217 and the payment of debt issuance costs of $231,526 as compared to net cash used in financing activities of $338,028 for the six months ended June 30, 2006 and reflects repayments of related party advances.

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

Certain Effects of Potential Product Returns on our Financial Statements

As described elsewhere herein, our return policy typically allows product returns for products within a 12 month window from six months prior to the expiration date and up to six months after the expiration date of a product. Under generally accepted accounting principles we are required to estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale which is reflected on our balance sheet as a deduction from accounts receivable. The amount of these reserves are deducted from our gross sales to determine our net revenues for the period. The amount of actual product returns could be either higher or lower than the amounts we accrued and any changes in our estimates are recorded in the income statement, as either an increase or decrease in our gross sales to determine our net revenues for the period, in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact to our financial statements.

Historically, approximately 65% of our total revenues consist of sales of four principal products and product returns from these principal products, as well as our other products, have been immaterial. Accordingly, based upon our experience we historically do not record a reserve at the time of sale and there have been no accounting entries related to our product return policy which have reduced our gross revenues or had any material impact on our financial statements

During the fourth quarter of fiscal 2006, however, we sold approximately $2,300,000 of products which were either less popular products or products that were nearing their expiration dates to existing customers at reduced prices in a one-time transaction. The customers had the right to return these products pursuant to our product return policy. Because of the one-time nature of the transaction and the age of the products sold, we did not believe that the customary assumptions which we utilize when determining the amount of reserve to establish for product returns were appropriate as it was more than remotely possible that all or substantially all of the products would be returned by the customer and we would not collect any revenues from this transaction. Accordingly, we believed that it was prudent to fully reserve the amount of the sales and at December 31, 2006 we increased our allowance for sales returns by $2,300,000 which equaled 100% of the amount of revenues recorded in the transaction. This accounting treatment had the effect of reducing our net revenues by $2,300,000 during the fourth quarter of fiscal 2006. However, we recorded cost of sales related to this product of approximately $1,800,000 during the year fiscal 2006, which had the effect of increasing our cost of sales during the year by that amount, and correspondingly reducing our gross profit and income from operations. Based on management’s estimate, during 2006 we wrote off inventory that we deemed obsolete.

During the three months ended June 30, 2007 we collected substantially all of the amounts billed to these customers for the product. Accordingly, we reduced our allowance for sales returns at June 30, 2007 by $1,800,000 recorded as a reserve at December 31, 2006. The collection of this receivable had the effect of increasing our net revenues for the three month period by $1,800,000, even through the sales of these products were actually made during the fourth quarter of fiscal 2006. Because we recorded the costs associated with these products in our cost of sales during fiscal 2006, both our gross profit margin and income from operations for the three months ended June 30, 2007 increased by $1,800,000.

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

Product returns.

We account for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. We determine the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. In general, for wholesale sales, we provide credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, we estimate an allowance for future product returns. We provide additional reserves for contemporaneous events that were not known and knowable at the time of shipment.

In order to reasonably estimate future returns, we analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. We also utilize the guidance provided in SAB 104 in establishing its return estimates.

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

Lotus Pharmaceuticals, Inc.

Date: February 21, 2008	By: /s/ Liu Zhong Yi Liu Zhong Yi Chief Executive Officer, Principal Executive Officer

Date: February 21, 2008	By: /s/ Adam Wasserman Adam Wasserman Chief Financial Officer, Principal Financial and Accounting officer