Form 10QSB/A
period 2007-06-30
Lotus Pharmaceuticals, Inc.
filed 2008-02-21
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

(Amendment No. 2)

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

EXPLANATORY PARAGRAPH

This Amendment No. 2 to Form 10-QSB for the Quarter Ended June 30, 2007 is being filed by Lotus Pharmaceuticals, Inc. to supplement certain disclosure contained in Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation in response to comments from the staff of the Securities and Exchange Commission.

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

Additionally, this Amendment No. 2 to Form 10-QSB for the Quarter Ended June 30, 2007 is being filed to supplement certain disclosure contained in Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation in response to comments from the staff of the Securities and Exchange Commission.

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

CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

(As Restated - See Note 9)

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

(As Restated - See Note 9)

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

(As Restated - See Note 9)

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

Net Income

As a result of these factors, we reported net income of $3,878,826 for the six months ended June 30, 2007 as compared to net income of $2,864,354 for the six months ended June 30, 2006. This translates to basic and diluted net income per common share of $0.09 and $0.07 for the six months ended June 30, 2007 and 2006, respectively.

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