Form 10QSB/A
period 2007-09-30
Lotus Pharmaceuticals, Inc.
filed 2008-02-21
CIK 1292087

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to Form 10-QSB for the Quarter Ended September 30, 2007 is being filed by Lotus Pharmaceuticals, Inc. to supplement certain disclosure contained in Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation in response to comments from the staff of the Securities and Exchange Commission.

We are amending our Form 10-QSB for the period ended September 30, 2007 to restate our Consolidated Balance Sheet at September 30, 2007 and Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements for the periods ended September 30, 2007, and to revise disclosure related to same which appeared in our Form 10-QSB as filed on November 19, 2007. On February 11, 2008 based upon comments from the Securities and Exchange Commission we determined to revise certain accounting treatment related to the recording of an intangible asset and a corresponding related party liability associated with an assignment agreement and exclusive revenue rights as described in Note 4. In summary, our total assets increased by $1,137,332, total liabilities increased by $957,752, and net income increased by $133,768. Please see Note 9 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

Additionally, this Amendment No. 1 to Form 10-QSB for the Quarter Ended September 30, 2007 is being filed to supplement certain disclosure contained in Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation in response to comments from the staff of the Securities and Exchange Commission.

The Items of this Form 10-QSB/A for the period ended September 30, 2007 which are amended and restated as a result of the restatement of our financial statements are as follows:

•	Part II, Item 6. Management’s Discussion and Analysis or Plan of Operations,

•	Part II. Item 7. Financial Information, including:

•	Consolidated Balance Sheet at September 30, 2007,

•	Consolidated Statements of Operations for the three and nine months ended September 30, 2007,

•	Consolidated Statement of Cash Flows for the period ended September 30, 2007, and

•	Notes to Consolidated Financial Statements as of September 30, 2007,

In addition, Part II, Item 6. Exhibits of this Form 10-QSB/A includes currently dated certificates from our Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the period ended September 30, 2007 as filed on November 19, 2007. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB and supersedes in its entirety the previously filed Form 10-QSB for the quarter ended September 30, 2007.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

FORM 10-QSB/A

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

(As Restated - See Note 10)

ASSETS

CURRENT ASSETS:
Cash	$6,194,302
Accounts receivable, net of allowance for doubtful accounts of $1,182,208
and sales returns of $32,932	15,673,542
Inventories, net of reserve for obsolete inventory of $284,088	852,263
Prepaid expenses	50,798
Deferred debt costs	88,020

Total Current Assets	22,858,925

PROPERTY AND EQUIPMENT - net of accumulated depreciation	6,115,170

OTHER ASSETS
Intangible assets, net of accumulated amortization	1,291,285
Due from related party	1,092,769

Total Assets	$31,358,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible debt, net of debt discount of $625,065	$2,374,935
Accounts payable and accrued expenses	624,562
VAT and service taxes payable	3,436,784
Advances from customers	68,426
Unearned revenue	567,132
Due to related parties	272,588

Total Current Liabilities	7,344,427

LONG-TERM LIABILITIES:
Due to related parties - long-term	718,314
Notes payable - related parties	2,933,290

Total Liabilities	10,996,031

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized;
No shares issued and outstanding)	—
Common stock ($.001 par value; 200,000,000 shares authorized;
41,564,200 shares issued and outstanding)	41,564
Additional paid-in capital	7,866,078
Retained earnings	11,400,456
Other comprehensive gain - cumulative foreign currency translation adjustment	1,054,020

Total Shareholders’ Equity	20,362,118

Total Liabilities and Shareholders’ Equity	$31,358,149

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(As Restated - See Note 10)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2006	2007	2006
NET REVENUES:
Wholesale	$11,429,926	$6,376,182	$25,715,018	$18,863,467
Retail	1,643,501	1,734,260	3,244,739	3,011,110
Other revenues	3,480,922	921,565	8,689,579	3,205,112

Total Revenues	16,554,349	9,032,007	37,649,336	25,079,689

COST OF SALES	9,856,382	6,955,650	22,738,456	17,482,064

GROSS PROFIT	6,697,967	2,076,357	14,910,880	7,597,625

OPERATING EXPENSES:
Selling expenses	1,596,656	160,322	2,864,746	1,191,170
Research and development	1,255,844	106,898	1,549,132	290,503
General and administrative	757,840	269,116	2,631,356	1,506,512

Total Operating Expenses	3,610,340	536,336	7,045,234	2,988,185

INCOME FROM OPERATIONS	3,087,627	1,540,021	7,865,646	4,609,440

OTHER INCOME (EXPENSE):
Debt issuance costs	(58,679)	—	(146,699)	—
Registration rights penalty	—	—	(110,000)	—
Interest income (expense), net	(807,608)	(103,458)	(1,508,781)	(308,711)

Total Other Income (Expense)	(866,287)	(103,458)	(1,765,480)	(308,711)

INCOME BEFORE INCOME TAXES	2,221,340	1,436,563	6,100,166	4,300,729

INCOME TAXES	—	—	—	—

NET INCOME	$2,221,340	$1,436,563	$6,100,166	$4,300,729

COMPREHENSIVE INCOME:
NET INCOME	$2,221,340	$1,436,563	$6,100,166	$4,300,729

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	180,895	127,386	552,815	197,345

COMPREHENSIVE INCOME	$2,402,235	$1,563,949	$6,652,981	$4,498,074

NET INCOME PER COMMON SHARE:
Basic	$0.05	$0.04	$0.15	$0.11
Diluted	$0.05	$0.04	$0.14	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	41,356,483	40,041,600	41,317,461	40,041,600
Diluted	44,356,483	40,041,600	44,317,461	40,041,600

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(As Restated - See Note 10)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,100,166	$4,300,729
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	422,055	433,158
Amortization of deferred debt issuance costs	146,699	—
Amortization of debt discount	1,041,774	—
Stock issued for compensation	239,200	—
Increase (Decrease) in allowance for doubtful accounts and sales returns	(1,723,258)	114,368
Changes in assets and liabilities:
Accounts receivable	(6,327,758)	(2,218,221)
Inventories	2,390,052	(2,687,949)
Prepaid and other current assets	251,225	171,041
Accounts payable and accrued expenses	(101,796)	742,332
Other payable	—	(67,346)
VAT and service taxes payable	1,298,344	24,155
Unearned revenue	122,924	53,445
Advances from customers	(170,971)	(37,171)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,688,656	828,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in due from related parties	801,238	754,746
Purchase of property and equipment	(384,198)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	417,040	754,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible debt	2,950,000	—
Payment of debt issuance costs	(231,526)	—
Repayments of related party advances	(863,480)	(508,366)
Repayments of notes payable - related parties	(1,971,772)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(116,778)	(508,366)

EFFECT OF EXCHANGE RATE ON CASH	116,228	16,895

NET INCREASE IN CASH	4,105,146	1,091,816

CASH - beginning of year	2,089,156	160,934

CASH - end of period	$6,194,302	$1,252,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,582,393	$308,710
Income taxes	$—	$—

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

	For the Nine Months Ended September 30,
	2007	2006
Net income	$6,100,166	$4,300,729
Weighted average shares outstanding – basic	41,317,461	40,041,600
EPS – basic	$0.15	$0.11

Net income	$6,100,166	$4,300,729

Weighted average shares outstanding – basic	41,317,461	40,041,600
Effect of dilutive securities
Unexercised options and warrants	—	—
Convertible debentures	3,000,000	—
Weighted average shares outstanding– diluted	44,317,461	40,041,600
EPS – diluted	$0.14	$0.11

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

Allowance for returns

The Company accounts for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. In general, for wholesale sales, the Company provides credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SAB 104 in establishing its return estimates. Historically, approximately 65% of our total revenues consist of sales of four principal products and product returns from these principal products, as well as the Company’s other products, have been immaterial. Accordingly, based upon the Company’s experience, it historically does not record a reserve at the time of sale and there have been no accounting entries related to its product return policy which have reduced its gross revenues or had any material impact on its financial statements. However, during the fourth quarter of fiscal 2006, the Company sold approximately $2,300,000 of products which were either less popular products or products that were nearing their expiration dates to existing customers at reduced prices in a one-time transaction. The customers had the right to return these products pursuant to our product return policy. Because of the one-time nature of the transaction and the age of the products sold, the Company did not believe that the customary assumptions which it utilizes when determining the amount of reserve to establish for product returns were appropriate as it was more than remotely possible that all or substantially all of the products would be returned by the customer and the Company would not collect any revenues from this transaction. During the nine months ended September 30, 2007 the Company collected substantially all of the amounts billed to these customers for the product.

Accordingly, the Company reduced its allowance for sales returns as of September 30, 2007 by $2,200,000 recorded as a reserve at December 31, 2006. The collection of this receivable had the effect of increasing the Company’s net revenues for the nine months ended September 30, 2007 by $2,200,000, even though the sales of these products were actually made during the fourth quarter of fiscal 2006. Because the Company recorded the costs associated with these products in its cost of sales during fiscal 2006, both the Company’s gross profit margin and income from operations for the nine months ended September 30, 2007 increased by $2,200,000. The allowance for product returns at September 30, 2007 was $32,932 and related to this 2006 sale. This allowance has been netted with accounts receivable on the Company’s balance sheet.

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

In December 2006, FASB Staff Position No. EITF 00-19-2,”Accounting for Registration Payment Arrangements“, was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP.

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

Other

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. Accordingly, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,151,000 to be paid in 5 equal annual installments of approximately $230,000. Accordingly, the Company recorded an intangible asset of approximately $1,150,000 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years and a corresponding related party liability. For the nine months ended September 30, 2007, the Company paid approximately $178,000 of this related party liability. At September 30, 2007, amounts due under this assignment agreement amounted to $957,752 of which $718,314 is included in long-term liabilities and has been included in due to related parties on the accompanying balance sheet.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 7 - SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the nine months ended September 30, 2007 and 2006 is as follows:

	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
2007
Net revenues	$32,769,631	$4,316,890	$562,815	$37,649,336

Cost of sales (excluding depreciation)	20,826,503	1,592,348	22,441	22,441,292
Operating expenses (excluding depreciation and amortization)	-	-	6,920,343	6,920,343
Depreciation and amortization	282,306	14,858	124,891	422,055
Other expenses	-	-	256,699	256,699
Interest expense	-	-	1,508,781	1,508,781

Net income (loss)	$11,660,822	$2,709,684	$(8,270,340)	$6.100,166
2006

Net revenues	$20,755,333	$3,967,422	$356,934	$25,079,689

Cost of sales (excluding depreciation)	15,314,736	2,182,082	-	17,496,818
Operating expenses (excluding depreciation and amortization)	-	-	2,540,274	2,540,274
Depreciation and amortization	267,491	8,258	157,409	433,158
Other Income	-	-	-	-
Interest expense	-	-	308,711	308,711

Net income (loss)	$5,173,106	$1,777,082	$(2,649,459)	$4,300,729

Total assets be geographical location:
China	$ 31,180,038
USA	178,111
Total assets	$ 31,358,149

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 10 - RESTATEMENT

For the nine months ending September 30, 2007, the Company revised certain accounting treatment related to the recording of an intangible asset and a corresponding related party liability associated with an assignment agreement and exclusive revenue rights as described in Note 4. The Company initially did not record the value of the intangible asset and corresponding liability and treated payment due under the assignment agreement as a periodic payment of interest expense to the Company’s chief executive officer. Subsequently, the Company determined that an intangible asset and a corresponding related party liability should have been recorded. Accordingly, the adjustments to the financial statements for this adjustment were as follows:

1. Balance Sheet:

a) Intangible assets increased by $1,137,332 to $1,291,285 from $153,953 and total assets increased by $1,137,332. This increase reflects the addition of an intangible asset of approximately $1,092,000 offset by an increase in accumulated amortization of approximately $44,500.

b) Due to related parties increased by $957,752 which increased total current liabilities by $239,438 and long-term liabilities by $718,314. This increase reflects the addition of a related party payable of approximately $1,137,000 offset by the repayment of this payable of approximately $178,000. Stockholders’ equity increased $179,580 which reflects the changes made to the balance sheet and statement of operations as well as an increase in comprehensive income of $2,640.

2. Statement of Operations:

a) For the nine months ended September 30, 2007, general and administrative expenses decreased by $133,768 which reflects an increase in depreciation and amortization expenses of $44,589 offset by a decrease in assignment fee expenses of $178,357 due to the reversal of the periodic assignment fee expense previously recorded.

3. Statement of Cash Flows:

a) For the nine months ended September 30, 2007, net cash flows provided by operating activities increased by $178,357 and net cash provided by financing activities decreased by $178,357.

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

•

For the nine months ended September 30, 2007, wholesale revenues increased by $6,851,551 or 36.32%. The significant increase in tangible product revenues is mainly attributed to the reversal of a sales return allowance of approximately $2,200,000 recorded in 2006 as discussed below and increased sales of third party manufactured products and continued strong sales of our best selling product, VALSARTAN Capsules, a medicine for primary hypertension or high blood pressure.

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

Operating Expenses

Total operating expenses for the nine months ended September 30, 2007 were $7,045,234, an increase of $4,057.049 or 135.8%, from total operating expenses in the nine months ended September 30, 2006 of $2,988,185. This increase included the following:

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

For the nine months ended September 30, 2007, general and administrative expenses were $2,631,356 as compared to $1,506,512 for the nine months ended September 30, 2006, an increase of $1,124,844, or 74.67% as summarized below:

	Nine months ended September 30,
	2007	2006
Salaries and related benefits	$1,311,215	$565,432
Amortization	106,684	137,734
Professional fees	167,766	-
Depreciation	20,849	15,947
Rent	227,997	185,355
Travel and entertainment	273,074	228,075
Other	523,771	389,916

Total	$2,631,356	$1,506,512

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

•

Amortization of our intangible assets decreased by $31,050 or approximately 22.5%. The decrease is attributable by the reduction of amortization expense from fully amortized manufacturing rights of $75,639 offset by an increase in the amortization of revenue rights of $44,589.

•	Professional fees increased $167,766 or 100% due to an increase in accounting and legal fees activities related to being a public entity.

•	Depreciation increased by $4,902 or approximately 30.74%.

•	Rent increased by $42,642 or approximately 23.01%.

•	Travel and entertainment expenses increased by $44,999 or 19.73% due to increased executive and corporate related travel and entertainment activities.

•	Other selling, general and administrative expenses, which includes utilities, office supplies and expenses increased by $133,855 or 34.3 % due to increase in corporate office spending.

Income from Operations

We reported income from operations of $7,865,646 for the nine months ended September 30, 2007 as compared to income from operations of $4,609,440 for the nine months ended September 30, 2006, an increase of $3,256,206 or approximately 70.6%.

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

Net Income

As a result of these factors, we reported net income of $6.100,166 for the nine months ended September 30, 2007 as compared to net income of $4,300,729 for the nine months ended September 30, 2006. This translates to basic and diluted net income per common share of $0.15 and $0.14 for the nine months ended September 30, 2007 and $0.11 and 0.11 for the nine months ended September 30, 2006, respectively.

Other Comprehensive Income

As described elsewhere herein, the functional currency of Lotus East is the RMB. The financial statements are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are shown on the consolidated statements of operations. As a result of this non-cash gain, we reported comprehensive income of $552,815 for the nine months ended September 30, 2007 as compared to $197,345 for comparable period in fiscal 2006.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At September 30, 2007, we had a cash balance of $6,194,302. These funds are located in financial institutions located as follows:

China	$ 6,163,098
USA	31,204

Total	$ 6,194,302

Our working capital position increased $7,098,675 to $15,514,498 at September 30, 2007 from $8,415,823 at December 31, 2006. This increase in working capital is primarily attributable to an increase in cash of approximately $4.1 million and an increase in accounts receivable of approximately $6.3 million, a decrease of approximately $171,000 in advance from customers, and a decrease of approximately $102,000 in accounts payable and accrued expenses and offset by a decrease in prepaid expenses and other current assets of approximately $251,000, an decrease in inventories of approximately $2.4 million, an increase in taxes payable of approximately $1.3 million, and an increase in unearned revenue of approximately $123,000 and an increase in net convertible debt of approximately $2.4 million. The increase in accounts receivable and corresponding decrease inventories reflects the effects of increased sales during fiscal 2007 and the corresponding receivables generated by those sales.

At September 30, 2007, our inventories of raw materials and finished goods totaled $1,136,351 and the reserve for obsolete inventory amounted to $284,088. We had a net decrease in inventories of approximately $2,390,000 from December 31, 2006. We expect to continue to improve our inventory production forecast and gradually reduce the inventory levels to improve our inventory turnover rate.

At September 30, 2007, we maintain an allowance for doubtful accounts on accounts receivable balances of $1,182,208 as compared to $539,627 at December 31, 2006, an increase of $642,571 and reflects our best estimate of probable losses. In determining the allowance for doubtful accounts, our management reviews our accounts receivable aging as well as the facts and circumstances of specific customers which may indicate the collection of specific amounts are at risk. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within four months to a year, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company our size within our industry. We also occasionally offer established customers longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Occasionally we will request a customer to prepay an order prior to shipment. At September 30, 2007 our balance sheet reflected advances from customers of $68,426, a decrease of $162,914, or approximately 70.42%, from December 31, 2006.

Our balance sheet at September 30, 2007 also reflects a balance due to related parties of $33,150 which were derived from prior year working capital advances made to us by our President and Vice President of the Company as well as an amount payable of approximately $957,700 related to an assignment agreement as discussed elsewhere in this quarterly report. These advances are non-interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

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

Net cash provided by operating activities for the nine months ended September 30, 2007 was $3,688,656 as compared to $828,541 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net cash provided by operating activities was attributable primarily to our net income of $6,100,166, the add back of depreciation and amortization of $422,055, amortization of debt issuance costs of $146,699, the amortization of debt discount of $1,041,774, stock compensation of $239,200, and subtract decrease in allowance for doubtful accounts and sales return of $1,723,258. Net cash provided by operating activities was also attributable to a decrease in inventory balance of $2,390,052, decrease in prepaid and other current assets of 251,225, and increase in VAT, an increase in accounts receivable of $6,327,758 and a decrease in advances from customers of $170,971. For the nine months ended September 30, 2006, net cash provided by operating activities was attributable primarily to increases in our accounts receivable and inventory balances of $2,218,221 and 2,687,949, respectively, offset by net income of $4,300,729, depreciation and amortization of $433,158, an increase in allowance for doubtful accounts of $114,368 and changes in other asset and liability accounts of $886,456.

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

Net cash used in financing activities was $116,778 for the nine months ended September 30, 2007 and was attributable to the receipt of net proceeds of $2,950,000 from our debt financing offset by payments on related party advances and loans of $1,971,772, payments on related party advances of $863,480 and the payment of debt issuance costs of $231,526 as compared to net cash used in financing activities of $508,366 for the nine months ended September 30, 2006 and reflects repayments of related party advances.

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

Historically, approximately 65% of our total revenues consist of sales of four principal products and product returns from these principal products, as well as our other products, have been immaterial. Accordingly, based upon our experience we historically do not record a reserve at the time of sale and there have been no accounting entries related to our product return policy which have reduced our gross revenues or had any material impact on our financial statements

During the fourth quarter of fiscal 2006, however, we sold approximately $2,300,000 of products which were either less popular products or products that were nearing their expiration dates to existing customers at reduced prices in a one-time transaction. The customers had the right to return these products pursuant to our product return policy. Because of the one-time nature of the transaction and the age of the products sold, we did not believe that the customary assumptions which we utilize when determining the amount of reserve to establish for product returns were appropriate as it was more than remotely possible that all or substantially all of the products would be returned by the customer and we would not collect any revenues from this transaction. Accordingly, we believed that it was prudent to fully reserve the amount of the sales and at December 31, 2006 we increased our allowance for sales returns by $2,300,000 which equaled 100% of the amount of revenues recorded in the transaction. This accounting treatment had the effect of reducing our net revenues by $2,300,000 during the fourth quarter of fiscal 2006. However, we recorded cost of sales related to this product of approximately $2,200,000 during the year fiscal 2006, which had the effect of increasing our cost of sales during the year by that amount, and correspondingly reducing our gross profit and income from operations. Based on management’s estimate, during 2006 we wrote off inventory that we deemed obsolete.

During the nine months ended September 30, 2007 we collected substantially all of the amounts billed to these customers for the product. Accordingly, we reduced our allowance for sales returns at September 30, 2007 by approximately $2,200,000 recorded as a reserve at December 31, 2006. The collection of this receivable had the effect of increasing our net revenues for the nine month period by $2,200,000, even through the sales of these products were actually made during the fourth quarter of fiscal 2006. Because we recorded the costs associated with these products in our cost of sales during fiscal 2006, both our gross profit margin and income from operations for the nine months ended September 30, 2007 increased by $2,200,000.

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

In December 2006, FASB Staff Position No. EITF 00-19-2,”Accounting for Registration Payment Arrangements“, was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” We believe that our current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our financial statements.

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