Form 10-K
period 2007-12-31
Lotus Pharmaceuticals, Inc.
filed 2008-04-14
CIK 1292087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

                   For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF
    1934

                  For the transition period from ____ to _____

                        Commission file number: 001-32581

                           LOTUS PHARMACEUTICALS, INC.
                           ---------------------------
                (Name of registrant as specified in its charter)

                     Nevada                          20-0507918
                     ------                          ----------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

16 Cheng Zhuang Road, Feng Tai District, Beijing 100071
             People's Republic of China                      not applicable
-------------------------------------------------------      --------------
      (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: 86-10-63899868

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class              Name of each exchange on which registered
   -------------------              -----------------------------------------
          None                                    Not applicable

         Securities registered under Section 12(g) of the Exchange Act:

                    Common stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                        [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.               [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer                 [ ]    Accelerated filer             [ ]
Non-accelerated filer                   [ ]    Smaller reporting company     [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                               Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $23,684,400 on June 29, 2007.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 42,044,200 shares of common stock are issued and outstanding as of March 31, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

                                       ii

                                TABLE OF CONTENTS

                                                                            Page
Part I                                                                      ----

Part II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ..............  25
Item 6.     Selected Financial Data ........................................  26
Item 7.     Management's Discussion and Analysis of Financial

Item 9.     Changes In and Disagreements With Accountants on Accounting

Part III
Item 10.    Directors, Executive Officers and Corporate Governance .........  43
Item 11.    Executive Compensation .........................................  47
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters .....................  48
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence ..........................................  50
Item 14.    Principal Accountant Fees and Services .........................  50
Part IV
Item 15.    Exhibits, Financial Statement Schedules ........................  51

                           OTHER PERTINENT INFORMATION

         We maintain a web site at www.lotuseast.com. Information on this web site is not a part of this annual report.

               INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

         When used in this report the terms:

         o  "Lotus," "we," "us," "our," the "Company," and similar terms refer to Lotus Pharmaceuticals, Inc., a Nevada corporation formerly known as S.E. Asia Trading Company, Inc., and its subsidiary,

         o  "Lotus International" refers to Lotus Pharmaceutical International,
            Inc., a Nevada corporation and a subsidiary of Lotus,

         o  "Lotus Century" refers to Lotus Century Pharmaceutical (Beijing)
            Technology co., Ltd., a wholly foreign-owned enterprise (WFOE)
            Chinese company which is a subsidiary of Lotus,

         o  "Liang Fang" refers to Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company formed on June 21, 2000 and an affiliate of En Zhe Jia,

         o  "En Zhe Jia" refers to Beijing En Zhe Jia Shi Pharmaceutical Co.,
            Ltd., a Chinese limited liability company formed on September 17,
            1999 and an affiliate of Liang Fang,

         o  "Lotus East" collectively refers to Liang Fang and En Zhe Jia,

         o  "Consulting Services Agreements" refers to the Consulting Services
            Agreements dated September 20, 2006 between Lotus and Lotus East.

         o  "Operating Agreements" refers to the Operating Agreements dated
            September 20, 2006 between Lotus, Lotus East and the stockholders of
            Lotus East,

         o  "Equity Pledge Agreements" refers to the Equity Pledge Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

         o  "Option Agreements" refers to the Option Agreements dated September
            20, 2006 between Lotus, Lotus East and the stockholders of Lotus
            East,

         o  "Proxy Agreements" refers to the Proxy Agreements dated September
            20, 2006 between Lotus, Lotus East and the stockholders of Lotus
            East,

         o  "Contractual Arrangements" collectively refers to the Consulting
            Services Agreements, Operating Agreements, Equity Pledge Agreements,
            Option Agreements and the Proxy Agreements,

         o  "China" or the "PRC" refers to the People's Republic of China,

         o  "RMB" refers to the renminbi which is the currency of mainland PRC of which the yuan is the principal currency,

         o  "2006" generally refers to the fiscal year ended December 31, 2006,

         o  "2007" generally refers to the fiscal year ended December 31, 2007;
            and

         o  "2008" generally refers to the fiscal year ending December 31, 2008.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this report contain or may contain
forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to enforce the Contractual
Arrangements, Lotus East's strategic initiatives, economic, political and market conditions and fluctuations, U.S. and Chinese government and industry regulation, interest rate risk, U.S., Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Item 1A. - Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         We operate, control and beneficially own the pharmaceutical businesses in China of Lotus East under the terms of the Contractual Arrangements. Other than the Contractual Arrangements with Lotus East, we do not have any business or operations. Pursuant to the Contractual Arrangements we provide business consulting and other general business operation services to Lotus East. Through these Contractual Arrangements, we have the ability to control the daily operations and financial affairs of Lotus East, appoint each of their senior executives and approve all matters requiring stockholder approval. As a result of these Contractual Arrangements, which enable us to control Lotus East, we are considered the primary beneficiary of Lotus East. Accordingly, we consolidate
Lotus East's results, assets and liabilities in our financial statements. The creditors of Lotus East, however, do not have recourse to any assets we may have.

         PRC law currently places certain limitations on foreign ownership of
Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through the Contractual Arrangements with Lotus
East. The contractual relationship among the above companies as follows:

         Notwithstanding that Lotus, Liang Fang and En Zhe Jia are separate legal entities and the legal obligations of the parties are governed by the
Contractual Arrangements, there is commonality of control between Lotus and
Lotus East as set forth in the following table:

                              EXECUTIVE        PRINCIPAL
                           OFFICER/DIRECTOR   STOCKHOLDER   STOCKHOLDER OF   STOCKHOLDER OF
       NAME                    OF LOTUS        OF LOTUS       LIANG FANG       EN ZHE JIA
       ----                ----------------   -----------   --------------   --------------
Dr. Liu Zhong Yi                  X                X              X                 X
Mrs. Song Zhenghong (1)           X                X              X                 X
Wen Li Xian                                                       X

(1) Mrs. Song Zhenghong is the spouse of Dr. Liu Zhong Yi.

         The Contractual Arrangements are comprised of a series of agreements, including Consulting Services Agreements and Operating Agreements, through which we have the right to advise, consult, manage and operate Lotus East, and collect and own all of their respective net profits. Additionally, under Proxy
Agreements, the stockholders of Lotus East have vested their voting control over

Lotus East to us. In order to further reinforce our rights to control and operate Lotus East, these companies and their stockholders have granted us, under Option Agreements, the exclusive right and option to acquire all of their equity interests in Lotus East, alternatively, all of the assets of Lotus East.
Further the Lotus East stockholders have pledged all of their rights, titles and interests in Lotus East to us under Equity Pledge Agreements.

         Under PRC laws, each of Lotus, Lotus International, Liang Fang and En
Zhe Jia is an independent legal person and none of them is exposed to liabilities incurred by the other party. Other than pursuant to the Contractual
Arrangements, Lotus East does not transfer any other funds generated from their respective operations to us.

         On September 6, 2006, we entered into the following Contractual
Arrangements:

         Consulting Services Agreements. Pursuant to the exclusive Consulting
Services Agreements we have the exclusive right to provide to Lotus East general pharmaceutical business operations services as well as consulting services related to the technological research and development of pharmaceutical products as well as general business operation advice and strategic planning (the
"Services"). Under these agreements, we own the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Lotus
East is to pay us a quarterly consulting service fees in RMB that is equal to
Lotus East's net profits, as defined, for such quarter.

         Operating Agreements. Pursuant to the Operating Agreements we provide guidance and instructions on Lotus East's daily operations, financial management and employment issues. The stockholders of Lotus East must designate the candidates recommended by us as their representatives on each of Lotus East's
Board of Directors. We have the right to appoint senior executives of Lotus
East. In addition, we agreed to guarantee Lotus East's performance under any agreements or arrangements relating to Lotus East's business arrangements with any third party. Lotus East, in return, agreed to pledge its accounts receivable and all of its assets to us. Moreover, Lotus East agreed that without our prior consent, Lotus East would not engage in any transaction that could materially affect the assets, liabilities, rights or operations of Lotus East, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of these agreements is 10 years from September 6, 2006 and may be extended only upon our written confirmation prior to the expiration of the these agreements, with the extended term to be mutually agreed upon by the parties.

         Equity Pledge Agreements. Under the Equity Pledge Agreements, the
stockholders of Lotus East pledged all of their equity interests in Lotus East to us to guarantee Lotus East's performance of its obligations under the
Consulting Services Agreements. If Lotus East or Lotus East's stockholders breaches its respective contractual obligations, we, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Lotus East's stockholders also agreed that upon occurrence of any event of default, we will be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of Lotus East's stockholders to carry out the security provisions of the Equity Pledge Agreements and take any action and execute any instrument that we might deem necessary or advisable to accomplish the purposes of The Equity Pledge Agreements. The stockholders of Lotus East agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The Equity Pledge Agreements expire two years after Lotus East's obligations under the Consulting Services Agreements have been fulfilled.

         Option Agreements. Under the Option Agreements, the stockholders of
Lotus East irrevocably granted us or our designated person exclusive options to purchase, to the extent permitted under PRC law, all or part of the equity interests in Lotus East for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. We, or our designated person, has sole discretion to decide when to exercise the option, whether in part or in full. The term of these agreements is 10 years from September 6, 2006 and may be extended prior to their expiration by written agreement of the parties.

         Proxy Agreements. Pursuant to the Proxy Agreements, Lotus East's
stockholders agreed to irrevocably grant a person to be designated by us with the right to exercise Lotus East's stockholders' voting rights and their other rights, including the attendance at and the voting of Lotus East's stockholders'
shares at the stockholders' meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and their Articles of Association, including but not limited to the rights to sell or transfer all or any of his equity interests of Lotus East, and appoint and vote for the directors and
Chairman as the authorized representative of the stockholders of Lotus East. The term of these Proxy Agreements is 10 years from September 6, 2006 and may be extended prior to their expiration by written agreement of the parties.

LOTUS EAST

         Based in Beijing, China, Liang Fang is engaged in the production, trade and retailing of pharmaceuticals, focusing on the development of innovative medicines and investing in strategic growth to address various medical needs.
Liang Fang owns and operates 10 drug stores throughout Beijing, China that sell
Western and traditional Chinese medications, lease medical treatment facilities to licensed physicians, and generate revenues from the leasing of retail space to third party vendors and the leasing of advertising locations at its retail stores. En Zhe Jia is the sole manufacturer for Liang Fang and maintains facilities for the production of medicines, patented Chinese medicine, as well as the research and production of other new medicines.

         Lotus East's business is composed of three parts:

         o  manufacturing and distribution of pharmaceutical products, including the manufacture of pharmaceutical products for other distributors
            (OEM manufacturing),

         o  retailing of Western and traditional Chinese medications, and medical treatment equipment through retail locations; and

         o  research and development as outlined below:

         MANUFACTURING AND DISTRIBUTION OF PHARMACEUTICAL PRODUCTS

         Lotus East's production enterprise is located in the Chaoyang District of Beijing and covers a floor space of approximately 50,000 square feet. It possesses liquid phase, gas phase, spectrum, and mass spectrum equipment and a variety of types of purification and distilling equipment, all of which can be used for production and research and development of biochemical medicines,
Chinese traditional medicines, chemical compound medicines, antibiotics and other new medicines. As one of the first enterprises to be authenticated by the
National China Good Manufacturing Practices (GMP), Lotus East believes it has an advanced automatic pharmacy product line which is GMP authenticated under certificate numbers C0849, C0850, D1645, and G3452. Medicines produced by Lotus
East include:

         o  material medicine,

         o  troches,

         o  capsules,

         o  granule medicaments;

         o  freeze-dried powder for injections,

         o  injections of small capacities, and

         o  eye drops.

         Different production control zones are used with separated air conditioning system according to different production and control needs.
Production and sale of its pharmaceuticals and wholesale distribution of third party manufactured pharmaceuticals is Lotus East's largest and most profitable business and accounts for approximately 73% of our net revenues in 2007. Under various manufacturing contracts, Lotus East provides contract manufacturing services for several drug companies including the manufacture of product to their specifications.

         Currently, Lotus East markets and sells its products only in PRC. Lotus
East's principal pharmaceutical manufactured products include:

         Valsartan

         In 2000, Lotus East obtained approval from the State Food and Drug
Administration (SFDA) of China to sell Valsartan as a raw material and as a capsule (Maixin). Among its best selling products, Valsartan is a drug that treats hypertension or high blood pressure. This product is globally recognized as the ideal anti-high blood pressure medication by the medical industry due to its most stable and longest lasting treatment results and minimum side-effects.

         High blood pressure adds to the workload of the heart and arteries. If it continues for a long time, the heart and arteries may not function properly.
This can damage the blood vessels of the brain, heart, and kidneys, resulting in a stroke, heart failure, or kidney failure. High blood pressure may also increase the risk of heart attacks. These problems may be less likely to occur if blood pressure is controlled. Valsartan works by blocking a substance in the body that causes blood vessels to tighten. As a result, Valsartan relaxes blood vessels. This lowers blood pressure and increases the supply of blood and oxygen to the heart. Lotus East's goal is to make Valsartan the number one prescribed brand in its class of high blood pressure medications in the PRC.

         Through October 2006, Lotus East held manufacturing rights to produce
Valsartan. It estimates that there are currently 10 enterprises producing single regent dosage and fixed-dose combinations of Valsartan in China. The foreign pharmacy Novartis Pharma sells Valsartan under its brand name, Diovan. According to clinical verification, the two products, Maixin and Diovan, have the same clinical effects. Lotus East believes that the longer its product is on the market, its market share will increase year by year due to brand recognition and continued sales efforts. Lotus East also believes that even if the Chinese government does not take any measures to protect these products, other enterprises still can not replicate its products before February 2009 because it takes at least 28 months to replicate any orally taken medicine. By then, even if the market has fiercer competition, Lotus East believes its market will be relatively mature and that its production cost will be lower than those new products. Accordingly, it believes that its sales revenue from Valsartan can stay relatively stable.

         Brimonidine Tartrate Eyes Drops

         Brimonidine Tartrate is a drug used to constrict adrenaline receptors, an important step in treating glaucoma. Lotus East sells Brimonidine Tartrate eye drops under its brand name "Muxin". The drug was first put into market in the U.S. in 1998 and in August 2004, Lotus East received the rights to manufacture and release the drug in the Chinese market. A fast and obvious curative effect, very few side effects, a very high exponent of cure and high endurement are prime features of the drug. It will produce no harmful effects of reducing blood pressure, resulting in calmness and so on, much like diazepam.
The imported product of its kind is Alphagan and is produced by Allergan
(Hangzhou) Pharmaceutical Co., Ltd. According to clinical experiments of
People's Hospital of Peking University and Tianjin Eye Hospital, Muxin and
imported Alphagan have exactly the same curative effect but the side-effects of
Muxin are fewer than Alphagan. As a result, Lotus East believes that its product has a stronger competitive advantage.

         Lotus East holds manufacturing rights to produce Brimonidine Tartrate through August 2009. Lotus East estimates that other enterprises will not be able to replicate this product until March 2010, as it believes it takes at least 30 months to replicate an eye drop medicine. Currently, Lotus East has minimal competition and believes its market share will not decrease. However, it does anticipate lowers profits after 2010.

         Levofloxacin Lactate for Injection

         Levofloxacin is a popular anti-bacterial drug for the treatment of mild, moderate, and severe infections caused by susceptible trains of the designated microorganisms in the conditions such as acute maxillary sinusitis, acute bacterial exacerbation of chronic bronchitis, community-acquired pneumonia, complicated and uncomplicated skin and skin structure infections, complicated and uncomplicated urinary tract infections, and acute pyelonephritis. Lotus East received the rights to manufacture and release the drug in the Chinese market in 2005. It currently sells Levofloxacin Lactate for
Injection under its brand name "Junxin". The imported product of its kind is manufactured by Japanese pharmaceutical company, Daiichi Pharmaceutical Co.
Levofloxacin is one of most widely use antibiotics in China and Lotus East believes this product will remain competitive through 2011.

         Nicergoline for Injection

         Nicergoline for Injection is a national medical insurance product. It is an a-receptor blockage nerve system blood-brain medicine with remarkable curative effect. On the cerebral level, it prompts a lowering of vascular resistance, an increase in arterial flow and stimulates the use of oxygen and glucose. Nicergoline also improves blood circulation in the lungs and limbs and has been shown to inhibit blood platelet aggregation. It is used to treat senile dementia, migraines of vascular origin, transient ischemia, platelet hyper-aggregability and macular degeneration. Lotus East received the rights to manufacture this product in 2006 and release the drug in the Chinese market in
2007. The estimated patient base for this product in China is approximately
30,000,000 people and Lotus East believes this product will remain competitive through 2011.

         Lotus East also acts as a wholesale distributor to distribute various pharmaceutical products manufactured by third party manufactures. The revenue from wholesale distribution in 2007 was approximately 28% of Lotus East's wholesale revenue.

         With the implementation in China of macro-economic policy, the overall profit margin of medicines shall decrease. As of the date of this report, we can not estimate the effect of these economic policies on our results of operations.

         RETAIL DRUGSTORES

         Lotus East owns and operates 10 drug stores throughout many different districts of Beijing, including:

         o  Xin Zhong Tai Drugstore

         o  Long Ren Tang Drugstore

         o  Wan Shou Road Drugstore

         o  He Ping Li Drugstore

         o  Feng Lin Lu Zhou

         o  Youth Lake Drugstore

         o  Capital Airport Drugstore

         o  Young An Zhong Sheng Drugstore

         o  Cheng Zhuang Road Drugstore

         o  Feng Tai Drugstore

         These 10 drug stores all offer in excess of 5,000 types of Western and traditional Chinese medications, and medical treatment equipment. Lotus East has over 200 employees including registered pharmacists at these drug stores. The drug stores attempt to compete according to lower pricing and more efficient distribution and management practices.

         Through its retail operations, Lotus East also generates revenue through the leasing of office space to licensed physicians, the lease of store front areas to various merchants, and the lease of advertising space in the retail pharmacies.

         DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND LOTUS EAST'S
CUSTOMERS

         Currently, Lotus East sells drugs through approximately 70 distribution agents and drug distribution companies in China covering Beijing, Shanghai,
Chongqing. GuangDong, Inner Mongolia, Ningxia, Henan, Hubei, LiaoNing,
HeiLongjiang, Guangxi, Jiangsu, Hebei, Anhui, Yunnan, Sichuan, Shanxi provinces in the PRC. Lotus East works with various distribution companies to distribute its products. The demand for new drugs in China is substantial as the drug distribution companies suffer from very low profit margins from the distribution of old generic drugs. Additionally, Lotus East has a network of connections with hospitals in the Inner Mongolia and surrounding areas which provide direct access to hospitals in these areas. Lotus East's drug products are also sold through its retail drug stores.

         Lotus East recognizes the importance of branding as well as packaging.
All of its products bear a uniform brand but it also brands and packages its products with specialized designs to differentiate the different categories of its products.

         Lotus East conducts promotional marketing activities to publicize and enhance the company's image as well as to reinforce the recognition of its brand name, including:

         o  publishing advertisements and articles in national as well as specialized and provincial newspapers, magazines, and in other media, including the Internet;

         o  participation in national meetings, seminars, symposiums, exhibitions for bio-pharmaceutical and other related industries;

         o  organizing cooperative promotional activities with distributors; and

         o  sending direct mail to major physician offices and laboratories.

         Excluding customers in its retail operations, Lotus East currently has over 100 customers, including over 30 direct customers in Beijing, Shanghai,
Chongqing, GuangDong, Inner Mongolia, Ningxia, Henan, Hubei, LiaoNing,
HeiLongjiang, Guangxi, Jiangsu, Hebei, Anhui, Yunnan, Sichuan, Shanxi provinces in the PRC. In 2007 Lotus East spent approximately $2,600,000 on advertising expenses as compared to approximately $82,000 in 2006.

         AGREEMENT WITH WU LAN CHA BU EMERGENCY HOSPITAL

         On October 10, 2006, Lotus East entered into a five-year loan agreement and contract with Wu Lan Cha Bu Emergency Hospital whereby Lotus East agreed to lend to Wu Lan Cha Bu Emergency Hospital approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan Cha Bu Emergency Hospital agreed that Lotus East would be the exclusive provider for all medicines and disposable medical treatment apparatus to it for a period of 20 years. In October 2006, Dr. Liu Zhong Yi, our Chief
Executive Officer and the CEO and principal stockholder of Lotus East, loaned these funds to Wu Lan Cha Bu Emergency Hospital on behalf of Lotus East.
Accordingly, on October 10, 2006 Lotus East entered into an assignment agreement whereby it assigned all of its rights, obligations, and receipts under the loan agreement to Dr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East. As compensation to Dr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Dr. Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East, Lotus East agreed to pay Dr. Liu an aggregate of approximately $1,150,000 to be paid in five equal annual installments of approximately $230,000. The hospital construction project is estimated to be completed by 2009 and it is anticipated that Lotus East will begin generating revenue from the hospital after the completion date.

         COMPETITION

         Vertically integrated pharmaceutical operations are still at an early stage of development in China due to heavy state involvement in the past and
Lotus East believes that the industry is fragmented. Lotus East faces competition from domestic drug research and development companies and drug manufacturing companies which are growing rapidly. Its direct competitors are domestic pharmaceutical companies and new drug research and development institutes that have fairly strong research and development capabilities in new drugs such as Beijing Venture Biopharma Technology Co., Ltd., Fosun Group Co.,
Ltd. and Chongqing Pharmaceutical Research Institute, Co. Ltd., Zhuhai Lizhu and
Beijing Nohua. Lotus East also faces competition of foreign companies who have strong proprietary pipeline and strong financial resources. These companies have significantly greater assets than Lotus East and have a larger current market share. Lotus East believes its advantage is its local concentration in research and development as well as its local distribution network, and lower prices.
Lotus East attempts to focus more on quality, and establishing long-term good cooperative relations with the Chinese Academy of Medical Sciences and the China
Academy of Traditional Chinese Medicine and medicine test organizations. Lotus
East believes that it is able to compete as a result of its research and development capability, extensive sales network and lower prices. Other than these competitors, most of Lotus East's other competitors produce only one or two products.

         SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE PRINCIPAL SUPPLIERS

         Lotus East designs, creates prototypes and manufactures its products at its manufacturing facilities located at Beijing, PRC. Its principal raw materials include Brimonidine Tartrate, Brimonidine Tartrate and Valsartan. The
prices for these raw materials are subject to market forces largely beyond Lotus
East's control, including energy costs, organic chemical prices, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

         PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS. ROYALTY
AGREEMENTS OR LABOR CONTRACTS

         Lotus East relies on a combination of trademark, copyright and trade secret protection laws in PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and its brand. Lotus East intends to apply for patent protection of certain of its special technologies to protect our core technologies. There are no assurances, however, that if such applications are made that the patents will be granted. Lotus East also enters into confidentiality, non-compete and invention assignment agreements with its employees and consultants and nondisclosure agreements with third parties.
"Maixing" and "Liang Fang" are its registered trademarks in the PRC.

         RESEARCH AND DEVELOPMENT

         Lotus East places great emphasis on product research and development and it has established a research and development center. Lotus East's research and development team is comprised of nine individuals who are focused on discovering new drugs as well as developing generic and improved drugs based on existing products already on the market and traditional Chinese medicinal products. Lotus East also contracts third party research and development institutes to conduct various research and development projects on its behalf.
From research and development performed during and prior to fiscal 2005, Lotus
East has a product pipeline containing approximately seven products in different dosage forms which are ready for commercialization in China for the treatment of diseases. Lotus East expects to receive Chinese SFDA approvals on those products in the near future. Lotus East intends to commercialize or license these drugs during 2008 and 2009. In 2007, Lotus East resumed its new drug research and development effort and started five new research and development projects and those projects are in different development stages. Major projects currently being undertaken at these centers focus on the following:

             DRUG NAME                                       TARGET TREATMENT                                  STATUS (A)
---------------------------------------------------------------------------------------------------------------------------------
Calcium Dibutyryl Adensine                 used to cure angina and acute myocardial infarction        Pending final SFDA approval
Monophosphate for Injection
---------------------------------------------------------------------------------------------------------------------------------
Rabeprazole Sodium raw material and        used for curing gastric ulcer, duodenal ulcer,             Pending final SFDA approval
Rabeprazole Sodium Enteric-coated          stomach ulcer, reflux esophagitis, Zollinger-Ellison
                                           symptom complex and gastrinoma
---------------------------------------------------------------------------------------------------------------------------------
Compound Allantoin Dispersible Tablets     used for curing gastrelcosis, duodenal bulbar ulcer        Pending final SFDA approval
                                           and chronic gastritis
---------------------------------------------------------------------------------------------------------------------------------
Gatifloxacin Lactate for Injection         used for curing acute nasosinusitis, chronic               Pending final SFDA approval
                                           bronchitis, pneumonia, gonorrhea, and rectum
---------------------------------------------------------------------------------------------------------------------------------
Sodium Aescinate for Injection             use for curing hydrocephalus, swelling caused by           Pending final SFDA approval
                                           wounds or surgery operation and for venous return
                                           disorder.
---------------------------------------------------------------------------------------------------------------------------------
Candesartan Pills                          used for curing essential hypertension                     Pending final SFDA approval
---------------------------------------------------------------------------------------------------------------------------------

             DRUG NAME                                       TARGET TREATMENT                                  STATUS (A)
---------------------------------------------------------------------------------------------------------------------------------
Nicergoline Pills                          used for the curing feeling dullness, impaired             Pending final SFDA approval
                                           concentration, memory deterioration, gloom and
                                           restlessness caused by cerebral infarction sequela
---------------------------------------------------------------------------------------------------------------------------------
Isosorbide Mononitrate-Sustained           used for preventing angina (chest pain) caused by          Pending SFDA approval
Release Tablets                            heart disease.
---------------------------------------------------------------------------------------------------------------------------------
Dilthiazem-Controlled Release Tablet       Used for cardiovascular related disease                    Undergoing clinical studies
---------------------------------------------------------------------------------------------------------------------------------
Gliclazide-Controlled Release Tablets      Used for control of hyperglycemia in gliclazide            Undergoing clinical studies
                                           responsive diabetes mellitus of stable, mild,
                                           non-ketosis prone, maturity onset or adult type
---------------------------------------------------------------------------------------------------------------------------------
Salbutamol Sulfate-Controlled Release      Used for the relief of bronchospasm in conditions          Undergoing clinical studies
Tablets                                    such as asthma and chronic obstructive pulmonary
                                           disease
---------------------------------------------------------------------------------------------------------------------------------
Felodipine-Controlled Release Tablets      Used to control high blood pressure                        In development stage
---------------------------------------------------------------------------------------------------------------------------------

(A) Subject to SFDA. Pending Administrative Protection and approval.

         In 2006, research and development costs were incurred for the improvement of technology on existing drugs and to improve Lotus East's production process for which it incurred research and development expenses of
$387,337. In the third quarter of 2007 Lotus East entered into various research and development agreements with third parties. Under these agreements, the third parties are responsible for designing, researching and developing designated pharmaceutical projects for Lotus East. As part of the agreements, Lotus East paid approximately $3.2 million (RMB 23.9 million) to these parties. Lotus East will have the primary ownership of the designated research and development project results. During 2007 Lotus East spent approximately $2.4 million on research and development of Isosorbide Monoitrate-Sustained Release Tablets,
Dilthiazem-Controlled Release Tablet, Glicclazide-Controlled Release Tablets,
Salbutamol Sulfate-Controlled Release Tablets, Felodipine-Controlled Release
Tablets and paid approximately $847,000 for future research and development services which are included in prepaid assets on our balance sheets appearing elsewhere in this annual report.

         GOVERNMENT APPROVAL AND REGULATION OF LOTUS EAST'S PRINCIPAL PRODUCTS
OR SERVICES

         Lotus East's sales market is presently limited to China. Lotus East is subject to the Drug Administration Law of China, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law. Additionally, Lotus East is also subject to various regulations and permit systems by the Chinese government.

         The Drug Administration Law of the PRC governs Lotus East and its products. The State Food & Drug Administration of the PRC regulates and implements drug laws. The State FDA has granted Lotus East six government permits for it to produce the following products:

         o  Valsartan Capsules,

         o  the material of Valsartan,

         o  Levofloxacin Lactate for Injection,

         o  the material of Levofloxacin Lactate,

         o  Brimonidine Tartrate Eyes Drops with a density of 0.1, and

         o  Brimonidine Tartrate Eyes Drops with the density of 0.3.

         No enterprise may start production at its facilities until it receives approval from the Ministry of Agriculture to begin operations. The approval process takes about two years: including local SFDA approval, Local SFDA test,
State SFDA processing, state SFDA expert valuation, clinical trial, final approval.

         Lotus East has the requisite approval and licenses from the Ministry of
Agriculture in order to operate its production facilities.

         COMPLIANCE WITH ENVIRONMENTAL LAW

         Lotus East complies with the Environmental Protection Law of China and its local regulations. In compliance with PRC environmental regulations, Lotus
East spent approximately $150,000 in 2006 and approximately $170,000 in 2007 on compliance with environmental regulations, principally for waste discharge processing and dust cleaning.

EMPLOYEES

         We do not have any employees. As of March 31, 2008 Lotus East has 239 employees, including 199 full time employees and 40 part time employees. All of these employees are all located in the PRC and who receive labor insurance.
These employees are organized into a union under the labor laws of China and can bargain collectively with Lotus East. Lotus East believes it maintains good relations with its employees.

         Lotus East is required to contribute a portion of its employees' total salaries to the Chinese government's social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. It expects the amount of its contribution to the government's social insurance funds to increase in the future as it expands its workforce and operations.

CONSULTING ARRANGEMENT WITH CFO ONCALL, INC.

         In August 2006, we engaged CFO Oncall, Inc., a U.S. based firm that provides outsourced chief financial officer/controller services to public companies, to assist us assembling our annual and quarterly financial statements, as well as to assist our management in the preparation of our financial statements. Under the terms of the engagement, Mr. Adam Wasserman, a principal of CFO Oncall, Inc., serves as our Chief Financial Officer. We pay this firm on a monthly fixed fee. In 2007, we paid CFO Oncall, Inc. $94,200 for its services.

HISTORY OF OUR COMPANY

         We were incorporated on January 28, 2004 in the State of Nevada as S.E.
Asia Trading Company, Inc. to sell jewelry and home accessories.

         On September 6, 2006, we entered into a definitive Share Exchange
Agreement with Lotus International, whereby we would acquire all of the outstanding common stock of Lotus International in exchange for newly-issued shares of our stock to Lotus International's stockholders. Lotus International was incorporated under the laws the State of Nevada on August 28, 2006 to develop and market pharmaceutical products in China. On September 28, 2006,
Lotus International became our wholly-owned subsidiary and Lotus International's stockholders own the majority of our voting stock. The acquisition of Lotus
International by us was accounted for as a reverse merger because on a post-merger basis, the former stockholders of Lotus International held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result, Lotus International is deemed to be the acquirer for accounting purposes.

         We changed our name to Lotus Pharmaceuticals, Inc. on December 6, 2006.

         In May 2007 we formed Lotus Century to engage in the development of innovative medicines, medical technology consulting and outsourcing services, and related training services. As of March 31, 2008 it has not commenced operations.

ITEM 1.A RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock.

                  RISKS RELATING TO OVERALL BUSINESS OPERATIONS

IN ORDER TO COMPLY WITH PRC LAWS LIMITING FOREIGN OWNERSHIP OF CHINESE
COMPANIES, WE CONDUCT OUR PHARMACEUTICAL BUSINESS THROUGH LOTUS EAST BY MEANS OF
THE CONTRACTUAL ARRANGEMENTS. WE DO NOT HAVE ANY OPERATIONS OTHER THAN PURSUANT
TO THE CONTRACTUAL ARRANGEMENTS WITH LOTUS EAST. THE TERM OF THOSE CONTRACTUAL
ARRANGEMENTS IS ONLY FOR 10 YEARS AND THERE ARE NO ASSURANCES THOSE AGREEMENTS
WILL BE RENEWED. IF THE PRC GOVERNMENT DETERMINES THAT THE CONTRACTUAL
ARRANGEMENTS DO NOT COMPLY WITH APPLICABLE REGULATIONS, OUR BUSINESS COULD BE
ADVERSELY AFFECTED AND WE COULD BE FORCED TO CEASE OPERATIONS.

         The PRC government restricts foreign investment in pharmaceutical businesses in China. Lotus East holds the licenses and approvals necessary to operate its pharmaceutical business in China and through the Contractual
Arrangements with Lotus East and its stockholders we substantially control Lotus
East. Neither Lotus nor Lotus International, however, are engaged in any business or operations other than pursuant to the terms of the various
Contractual Arrangements with Lotus East as described elsewhere in this annual report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. All of Lotus East's assets and operations are located in the PRC. As described in the financial statements included elsewhere in this annual report, the assets and liabilities at each of
December 31, 2007 and 2006 and the results of operations for 2007 and 2006 are those of Lotus East.

         We cannot assure you that we will be able to enforce these contracts.
If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in September 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations.

         The Contractual Arrangements are also subject to enforcement under the laws of the PRC. Although we believe we comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke Lotus East's business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

OUR CONTRACTUAL ARRANGEMENTS WITH LOTUS EAST AND THEIR RESPECTIVE STOCKHOLDERS
MAY NOT BE AS EFFECTIVE IN PROVIDING CONTROL OVER THESE ENTITIES AS DIRECT
OWNERSHIP.

         We have no equity ownership interest in Lotus East and rely on the
Contractual Arrangements to control and operate such businesses. These
Contractual Arrangements may not be as effective in providing control over Lotus
East as direct ownership. For example, Lotus East could fail to take actions required for our businesses despite its contractual obligation to do so. If
Lotus East fails to perform under the agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that the Lotus East stockholders would always act in our best interests.

CERTAIN OF OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS ARE ALSO
OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS OF LOTUS EAST. WE ARE NOT
RECEIVING THE BENEFIT OF CERTAIN TERMS OF THE CONTRACTUAL ARRANGEMENTS AND THERE
ARE NO ASSURANCES THAT THE CONFLICTS OF INTEREST BETWEEN OBLIGATIONS TO OUR
COMPANY AND OBLIGATIONS LOTUS EAST WILL BE RESOLVED IN OUR FAVOR.

         While pursuant to the Contractual Arrangements we have the ability to control the daily operations and financial affairs of Lotus East, appoint each of their senior executives and approve all matters requiring approval by their respective members, these actions on our behalf are determined by our Board of
Directors. Dr. Lui, our CEO, and his wife Mrs. Zhenghong, are members of our
Board of Directors and principal stockholders of our company and they are also officers, directors and principal stockholders of Lotus East. Conflicts of interests between their duties to our company and Lotus East may arise. Dr. Lui and Mrs. Zhenghong each have a duty of loyalty and care to us under Nevada law when there are any potential conflicts of interests between our company and
Lotus East. We cannot assure you, however, that when conflicts of interest arise, Dr. Liu and or Mrs. Zhenghong will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Dr. Liu and/or Mrs. Zhenghong could violate their legal duties by diverting business opportunities from us to others.

         In addition, while the terms of the Contractual Arrangements provide that we are to be paid quarterly service fees equal to the net profit of Lotus
East, such payments have not been tendered to us and those funds are being retained by Lotus East to fund their operations. At December 31, 2007 approximately $9 million is due to us by Lotus East which remains unpaid as of the date hereof. Although we have no business and operations other than pursuant to the terms of the Contractual Arrangements, we incur operating expenses related to our public company reporting requirements including legal and accounting fees. There are no assurances that these fees will be paid, or that any other conflicts of interest which may arise between our company and Lotus
East related to their obligation to pay the amounts due us will be resolved in our favor.

WE HAVE LENT SUBSTANTIALLY ALL OF THE NET PROCEEDS FROM OUR RECENTLY COMPLETED
FINANCINGS TO LOTUS EAST ON AN INTEREST FREE, UNSECURED BASIS. IF THESE AMOUNTS
ARE NOT REPAID, OR IF LOTUS EAST DOES NOT BEGIN PAYING THEIR QUARTERLY SERVICE
FEES, IT IS POSSIBLE THAT WE WILL NOT HAVE SUFFICIENT CAPITAL TO PAY OUR
OPERATING EXPENSES WHICH COULD RESULT IN A REMOVAL OF OUR COMMON STOCK FROM
QUOTATION ON THE OTC BULLETIN BOARD.

         In 2007, we sold $3,000,000 principal amount 14% secured convertible notes in a private placement and we lent approximately $2 million of those proceeds to Lotus East for working capital. In 2008, we received net proceeds from the sale of shares of our Series A Convertible Redeemable Preferred Stock
of approximately $4.6 million. We used approximately $2,576,557 of those proceeds to repay in full all of our outstanding obligations under our 14%
secured convertible notes. Of the remaining proceeds, we lent approximately
$1,600,000 to Lotus East. These loans are in the form of an unsecured, interest free advances for use by Lotus East in their operations including in their research and development activities. We do not have an understanding with Lotus
East regarding the repayment of the amounts advanced to that company. If these funds are not repaid, we may not have sufficient capital to pay our operating expenses which could result in our inability to remain current in our reporting obligations under Federal securities laws. If we were unable to remain current in those requirements, our common stock would be removed from quotation on the
OTC Bulletin Board and our stockholders would in all likelihood lose their entire investment in our company.

IF WE FAIL TO MAINTAIN THE ADEQUACY OF OUR INTERNAL CONTROLS, OUR ABILITY TO
PROVIDE ACCURATE FINANCIAL STATEMENTS AND COMPLY WITH THE REQUIREMENTS OF THE
SARBANES-OXLEY ACT OF 2002 COULD BE IMPAIRED, WHICH COULD CAUSE OUR STOCK PRICE
TO DECREASE SUBSTANTIALLY.

         We have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

                    RISKS RELATED TO LOTUS EAST'S OPERATIONS

LOTUS EAST'S SUCCESS DEPENDS ON COLLABORATIVE PARTNERS, LICENSEES AND OTHER
THIRD PARTIES OVER WHOM IT HAS LIMITED CONTROL.

         Due to the complexity of the process of developing pharmaceuticals,
Lotus East's core business depends on arrangements with pharmaceutical institutes, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of its products. It has one research collaboration and outsources other business functions. Its license agreements could obligate it to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications.
There are no assurances that Lotus East will be able to establish or maintain collaborations that are important to its business on favorable terms, or at all.

         A number of risks arise from its dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

         o  terminates or suspends its agreement with Lotus East;

         o  causes delays;

         o  fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;

         o  fails to adequately perform clinical trials;

         o  determines not to develop, manufacture or commercialize a product to which it has rights; or

         o  otherwise fails to meet its contractual obligations.

         Lotus East's collaborative partners could pursue other technologies or develop alternative products that could compete with the products it is developing.

THE PROFITABILITY OF LOTUS EAST'S PRODUCTS WILL DEPEND IN PART ON ITS ABILITY TO
PROTECT PROPRIETARY RIGHTS AND OPERATE WITHOUT INFRINGING THE PROPRIETARY RIGHTS
OF OTHERS.

         The profitability of Lotus East's products will depend in part on its ability to obtain and maintain manufacturing rights and preserve trade secrets, and the period its intellectual property remains protected. Lotus East must also operate without infringing the proprietary rights of third parties and without third parties circumventing its rights. The patent positions of pharmaceutical and biotechnology enterprises, including Lotus East, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The biotechnology patent situation outside the U.S. is uncertain, is currently undergoing review and revision in many countries, and may not protect Lotus East's intellectual property rights to the same extent as the laws of the U.S. Because patent applications are maintained in secrecy in some cases, Lotus East cannot be certain that it or its licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

         Most of Lotus East's drug products have been approved by the PRC's Food and Drug Administration (SFDA) but have not received patent protection. For instance, Valsartan, one of Lotus East's most profitable products, is produced by other companies in China, including Novartis. If Novartis or any other company were to obtain patent protection for Valsartan in China, or for any of
Lotus East's other drug products, it would have a material adverse effect on its revenue.

         Other companies may independently develop similar products and design around any patented products Lotus East develops. We cannot assure you that:

         o  any of Lotus East's patent applications will result in the issuance of patents;

         o  Lotus East will develop patentable products;

         o  the manufacturing rights Lotus East has been issued will provide it with any competitive advantages;

         o  the patents of others will not impede Lotus East's ability to do business; or

         o  third parties will not be able to circumvent Lotus East's manufacturing rights.

         There are no assurances that Lotus East will be able to meaningfully protect its trade secrets. We cannot assure you that any of Lotus East's existing confidentiality agreements with employees, consultants, advisors or collaborators will provide meaningful protection for its trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Collaborators, advisors or consultants may dispute the ownership of proprietary rights to Lotus East's products, for example by asserting that they developed the product independently.

LOTUS EAST MAY ENCOUNTER DIFFICULTIES IN MANUFACTURING ITS PRODUCTS.

         Before Lotus East's products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including GMP, production and quality control regulations. If Lotus East cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, it may not be able to conduct clinical trials, obtain regulatory approval or meet demand for its products. Production of Lotus East's products could require raw materials which are scarce or which can be obtained only from a limited number of sources. If Lotus East is unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of its products could be delayed.

LOTUS EAST COULD NEED MORE CLINICAL TRIALS OR TAKE MORE TIME TO COMPLETE ITS
CLINICAL TRIALS THAN WE HAVE planned.

         Clinical trials vary in design by factors including dosage, end points, length, and controls. Lotus East may need to conduct a series of trials to demonstrate the safety and efficacy of its products. The results of these trials may not demonstrate safety or efficacy sufficiently for regulatory authorities to approve Lotus East's products. Further, the actual schedules for its clinical trials could vary dramatically from the forecasted schedules due to factors including changes in trial design, conflicts with the schedules of participating clinicians and clinical institutions, and changes affecting product supplies for clinical trials.

         Lotus East relies on collaborators, including academic institutions, governmental agencies and clinical research organizations, to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products. Since these trials depend on governmental participation and funding, Lotus East has less control over their timing and design than trials it sponsors. Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for Lotus East product releases.

LOTUS EAST MAY NOT BE ABLE TO OBTAIN THE REGULATORY APPROVALS OR CLEARANCES THAT
ARE NECESSARY TO COMMERCIALIZE ITS PRODUCTS.

         The PRC imposes significant statutory and regulatory obligations upon the manufacture and sale of pharmaceutical products. It typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured. Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products. Addressing these criteria requires considerable data collection, verification and analysis. Lotus East may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

         Lotus East's product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If Lotus East's potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

         o  the commercialization of Lotus East's products could be adversely affected;

         o  any competitive advantages of the products could be diminished; and

         o  revenues or collaborative milestones from the products could be reduced or delayed.

         Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate.
Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force Lotus East to withdraw the product from the market.

         Any marketed product and its manufacturer will continue to be subject to strict regulation after approval. Results of post-marketing programs may limit or expand the further marketing of products. Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

         In manufacturing Lotus East's products it is required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. If Lotus East cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, it may not be allowed to develop or market the product candidates. If Lotus Eat fails to comply with applicable regulatory requirements at any stage during the regulatory process, it may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

COMPETITORS MAY DEVELOP AND MARKET PHARMACEUTICAL PRODUCTS THAT ARE LESS
EXPENSIVE, MORE EFFECTIVE OR SAFER, MAKING LOTUS EAST'S PRODUCTS OBSOLETE OR
UNCOMPETITIVE.

         Some of Lotus East's competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than it does. Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products Lotus East is developing. Alternative products may be developed that are more effective, work faster and are less costly than its products. Competitors may succeed in developing products earlier than Lotus East, obtaining approvals and clearances for such products more rapidly than it, or developing products that are more effective than those of Lotus East. In addition, other forms of treatment may be competitive with its products. Over time, Lotus East's products may become obsolete or uncompetitive.

LOTUS EAST'S OPERATIONS AND THE USE OF ITS PRODUCTS COULD SUBJECT IT TO DAMAGES
RELATING TO INJURIES OR ACCIDENTAL CONTAMINATION.

         Lotus East's research and development processes involve the controlled use of hazardous materials. It is subject to central government, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving hazardous materials, Lotus East could be held liable for resulting damages. Lotus East is not insured with respect to this liability. Such liability could exceed its resources.

IF LOTUS EAST WERE SUCCESSFULLY SUED FOR PRODUCT LIABILITY, IT COULD FACE
SUBSTANTIAL LIABILITIES THAT MAY EXCEED ITS RESOURCES.

         Lotus East may be held liable if any product it develops, or any product which causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of pharmaceutical products. Lotus East does not have product liability insurance. If Lotus East choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that it develops may be prevented or inhibited. If it is sued for any injury caused by its products, Lotus East's liability could exceed its total assets.

LOTUS EAST HAS LIMITED BUSINESS INSURANCE COVERAGE.

         The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. Lotus East does not have any business liability or disruption insurance coverage for its operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of its resources.

LOTUS EAST'S SUCCESS DEPENDS ON ATTRACTING AND RETAINING QUALIFIED PERSONNEL.

         Lotus East depends on a core management and scientific team. Although most of these personnel are founders and stockholders of Lotus East, there can be no assurance that it can be successful in retaining them. The unavailability or departure of such key personnel may seriously disrupt and harm its operations, business and the implementation of its business strategy and plans.
Lotus East's future success depends in large part on its continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation. It faces competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If Lotus East's recruitment and retention efforts are unsuccessful, its business operations could suffer.

                    RISKS RELATED TO DOING BUSINESS IN CHINA

BOTH OUR COMPANY AND LOTUS EAST MAY BE ADVERSELY AFFECTED BY COMPLEXITY,
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

         o we only have contractual control over Lotus East. We do not own it due to the restriction of foreign investment in Chinese businesses; and

         o uncertainties relating to the regulation of the pharmaceutical business in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt Lotus East's business, or subject it to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on it.

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

ADVERSE CHANGES IN ECONOMIC AND POLITICAL POLICIES OF THE PRC GOVERNMENT COULD
HAVE A MATERIAL ADVERSE EFFECT ON THE OVERALL ECONOMIC GROWTH OF CHINA, WHICH
COULD ADVERSELY AFFECT LOTUS EAST'S BUSINESS.

         All of Lotus East's business operations are conducted in China.
Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in
China. China's economy differs from the economies of most developed countries in many respects, including with respect to:

         o  the amount of government involvement,

         o  level of development,

         o  growth rate,

         o  control of foreign exchange, and

         o  allocation of resources.

         While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to Lotus East. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in
China, which in turn could adversely affect our results of operations and financial condition.

IF PRC LAW WERE TO PHASE OUT THE PREFERENTIAL TAX BENEFITS CURRENTLY BEING
EXTENDED TO FOREIGN INVESTED ENTERPRISES AND "NEW OR HIGH-TECHNOLOGY
ENTERPRISES" LOCATED IN A HIGH-TECH ZONE, LOTUS EAST WOULD HAVE TO PAY MORE
TAXES, WHICH COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         Under PRC laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as "new or high-technology enterprise". As a foreign invested enterprise as well as a certified "new or high-technology enterprise" located in a high-tech zone in Beijing: Lotus East is registered in the Liangxiang Economic

Tech Development Zone and is entitled to an exemption from enterprise income tax until December 12, 2008. If the PRC law were to phase out preferential tax benefits currently granted to "new or high-technology enterprises" and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 33%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

UNCERTAINTIES WITH RESPECT TO THE PRC LEGAL SYSTEM COULD ADVERSELY AFFECT US.

         We conduct our business through the Contractual Arrangements with Lotus
East. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in
China and, in particular, laws applicable to wholly foreign-owned enterprises.
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

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING
FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA BASED ON UNITED STATES
OR OTHER FOREIGN LAWS AGAINST US OR OUR MANAGEMENT.

         All of Lotus East's assets are located outside the United States and all of its current operations are conducted in China. Moreover, the majority of our directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the
United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY ADVERSELY AFFECT OUR COMPANY.

         The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of
China. Lotus East receives all of its revenues in RMB. Under our current structure, our income is restricted to payments under the Contractual
Arrangements with Lotus East. Shortages in the availability of foreign currency may restrict the ability of Lotus East to remit sufficient foreign currency to pay the monthly fees due us, or otherwise satisfy their foreign currency denominated obligations. As such, we may not be able to receive all amounts due to us from Lotus East under the Contractual Arrangements. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the

PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

         The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents Lotus East from obtaining sufficient foreign currency to satisfy its currency demands, we may not have sufficient funds available to pay our obligations as they become due..

FLUCTUATION IN THE VALUE OF RMB MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR
INVESTMENT.

         The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. All of Lotus East's financial assets and its revenues and costs are denominated in RMB. We rely entirely on fees paid to us by Lotus East.
Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of the consulting fees payable to us by Lotus East. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to Lotus East, to the extent that it might need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

WE FACE RISKS RELATED TO HEALTH EPIDEMICS AND OTHER OUTBREAKS.

         Lotus East's business could be adversely affected by the effects of
SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on Lotus East's business operations. For instance, health or other government regulations adopted in response may require temporary closure of Lotus East's production facilities or of its offices. Such closures would severely disrupt its business operations and adversely affect our results of operations. Lotus East has not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

                     RISKS RELATED TO HOLDING OUR SECURITIES

OUR CORPORATE ACTIONS ARE SUBSTANTIALLY CONTROLLED BY OUR MANAGEMENT.

         Our executive officers and directors own approximately 62% of our outstanding common stock and approximately 59% of voting control. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders, elections of our board of directors will generally be within the control of these stockholders. It would be difficult for our stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS AND OFFICERS UNDER
NEVADA LAW AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS AND
OFFICERS MAY RESULT IN SUBSTANTIAL EXPENDITURES BY US MAY DISCOURAGE LAWSUITS
AGAINST OUR DIRECTORS AND/OR OFFICERS.

         Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, however we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. These indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL
CONTROLS IN THE PRC.

         PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, database, financial and other control systems. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of
2002. Any failure on our part may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements which could have a materially adverse effect on our business.

THE EXERCISE OF OUTSTANDING WARRANTS, THE ISSUANCE OF SHARES OF OUR COMMON STOCK
AS INTEREST ON THE OUTSTANDING NOTES AND THE POSSIBLE CONVERSION OF THOSE
OUTSTANDING NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

         At March 31, 2008 we had 42,044,200 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding:

         o 5,747,118 shares of our common stock issuable upon the possible conversion of the Series A Convertible Redeemable Preferred Stock;

         o up to an additional 919,540 shares of our common stock which we may issue the Series A Convertible Redeemable Preferred Stockholders as dividend payments; and

         o 4,373,553 of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $1.20 per share.

         The issuance of the shares as dividend payment, the exercise of the warrants and/or the conversion of the Series A Convertible Redeemable Preferred
Stock may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN
THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST
INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets.
Some of these measures have been adopted in response to legal requirements.
Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not adopted a code of ethics nor have we adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we were not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.
For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER
FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR
INDEPENDENT AUDITORS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX
404"), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. Such report is contained later in this annual report under Item 9A(T). Controls and Procedures. In addition, unless the pending one year delay proposed by the SEC is adopted, for our fiscal year ending December 31, 2008 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE
OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY
AFFECT ITS LIQUIDITY.

         As the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES.

         Our principal executive offices are located Liang Fang's headquarters which are provided to us at no cost.

         Lotus East leases all of its office and retail locations. Lease terms are generally one to 20 years, with renewal options. All of its leases provide for a fixed annual rent. Lotus East intends to continue to lease all of its leases.

         Lotus East has the following properties leased in Beijing, China:

PROPERTY LOCATION
  (DISTRICT OF            AREA
 BEIJING, CHINA)        (SQ. FT)         LEASE EXPIRATION PERIOD                        PURPOSE
------------------      --------      ------------------------------      ---------------------------------
Fengtai District         4,413        August 31, 2009                     Liang Fang warehouse
Fengtai District         11,345       December 31, 2009                   Liang Fang headquarters
Fengtai District         12,917       July 3, 2019                        Retail - Xinzhong Taita Pharmacy
Fengtai District         2,067        December 31, 2008                   Retail - Nangong Pharmacy
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
Liujia Village           2,153        October 9, 2010                     Retail Pharmacy
Chaoyan District         72,118       Property Owned by Lotus             En Zhe Jia Shi production and
                                                                          manufacturing facility

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND
         ISSUER PURCHASE OF EQUITY SECURITIES.

MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTCBB under the symbol LTUS. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                             HIGH         LOW
                                                           --------     --------
Fiscal 2006
First quarter ended March 31, 2006 ...................     $   2.50     $   0.40
Second quarter ended June 30, 2006 ...................     $   0.40     $   0.40
Third quarter ended September 30, 2006 ...............     $   0.40     $   0.40
Fourth quarter ended December 31, 2006 ...............     $   0.40     $   0.40

Fiscal 2007
First quarter ended March 31, 2007 ...................     $   3.00     $   1.55
Second quarter ended June 30, 2007 ...................     $   3.30     $   1.61
Third quarter ended September 30, 2007 ...............     $   2.24     $   1.20
Fourth quarter ended December 31, 2007 ...............     $   1.55     $   0.95

Fiscal 2008
First quarter ended March 31, 2008 ...................     $   1.20     $   0.59

         On April 11, 2008, the last sale price of our common stock as reported on the OTCBB was $0.66. As of March 31, 2008, there were approximately 67 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors, subject to the limitations in the designations, rights and preferences of our Series A
Preferred Stock, and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. At the present time, our anticipated financial capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of our business.

         Pursuant to the designations, rights and preferences of our Series A
Preferred Stock each share pays a mandatory dividend at an annual rate of 8.00%, compounded annually, of the sum of

         o  $0.87 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), plus

         o  an amount equal to any dividend that has accumulated through such date on a share of Series A Preferred Stock has not paid in full that are payable in respect of such share, whether or not such dividends are declared.

         Dividend payments are to be made in additional shares of Series A
Preferred Stock on February 25 of each year.

         The terms of the Series A Preferred Stock prohibit us from declaring or paying dividends on our common stock as long as the Series A Preferred Stock is outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6. SELECTED FINANCIAL DATA.

         Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.

OVERVIEW

         Prior to September 6, 2006, we operated as a retailer of jewelry, framed art and home accessories. On September 28, 2006, we closed the Share
Exchange Agreement with Lotus International whereby we acquired all of the outstanding common stock of Lotus International in exchange for newly-issued shares of our common stock. As a result Lotus International became our wholly-owned subsidiary and Lotus International's stockholders owned the majority of our voting stock. The acquisition of Lotus International by us was accounted for as a reverse merger because on a post-merger basis, the former stockholders of Lotus International held a majority of our outstanding common stock on a voting and fully-diluted basis. As a result, Lotus International is deemed to be the acquirer for accounting purposes.

         Additionally, on September 6, 2006, Lotus International entered into the Contractual Arrangements with Lotus East whereby the stockholders of Lotus
East transferred all operating, voting and control to Lotus. The acquisition of the Lotus International by Lotus is accounted for as a reverse merger because on a post-merger basis, the former stockholders of Lotus International held a majority of the outstanding common stock of Lotus on a voting and fully-diluted basis.

         As a result of the Contractual Arrangements, Lotus East was deemed to be the acquirer of Lotus International for accounting purposes. Accordingly, the financial statement data presented herein are those of Lotus East for all periods prior to our acquisition of Lotus International on September 28, 2006, and the financial statements of the consolidated companies from the acquisition date forward.

         Neither Lotus nor Lotus International are engaged in any business or operations other than pursuant to the terms of the various Contractual
Arrangements with Lotus East as described elsewhere in this report. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. Pursuant to the requirements of Financial
Accounting Standards Board (FASB) Interpretation No. 46R "Consolidation of
Variable Interest Entities" ("FIN 46R"), under generally accepted accounting principles Lotus East which are deemed to be variable interest entities ("VIEs")
we are required to consolidate the financial statements of Lotus East with our financial statements. Accordingly, and as described elsewhere in this report, the assets and liabilities at December 31, 2007 and 2006 and the results of operations for 2007 and 2006 are those of Lotus East. All of those assets and operations are located in the PRC and the Contractual Arrangements are subject to enforcement under the laws of the PRC. If we are unable to enforce any legal rights we may have under these contracts or otherwise, our ability to continue as a going concern is in jeopardy. In addition, the terms of these contracts expire in September 2016 and there are no assurances these agreements will be renewed. If the Contractual Arrangements are not renewed or are significantly modified, unless we have expanded our business and operations, of which there are no assurances, we will in all likelihood be forced to cease our operations.

         When used in this section, and except as may be set forth otherwise, the terms "we," "us," "ours," and similar terms includes Lotus and its subsidiary Lotus International as well as Lotus East.

RESULTS OF OPERATIONS

FOR 2007 VERSUS 2006

         TOTAL REVENUES

         Total revenues for 2007 were $56,873,115 as compared to $36,207,689 for
2006, an increase of $20,665,426 or approximately 57%. For 2007 and 2006, net revenues consisted of the following:

                                              2007             2006
                                          -----------      -----------
         Wholesale ..................     $41,651,106      $25,430,069
         Retail .....................       3,471,960        3,532,623
         Other revenues .............      11,750,049        7,244,997
                                          -----------      -----------
         Total Revenues .............     $56,873,115      $36,207,689
                                          ===========      ===========

         o For 2007, wholesale revenues increased by $16,221,037 or approximately 64%. The significant increase in tangible product revenues is mainly attributed to continued strong sales of our best selling product,
VALSARTAN Capsules, a medicine for primary hypertension or high blood pressure.
Additionally, we start various distributing third party manufactured pharmaceutical products through our existing sale network. Furthermore, a significant increase in wholesale revenues is attributed to the reversal of a sales return allowance of approximately $2,200,000 originally recorded in 2006, as discussed below.

         o For 2007, retail revenues decreased by $60,663 or approximately 2%.
The slight decrease in retail revenue was due to decreased sales in traditional
Chinese medicine through our retail channel. As part of our strategic plan, we gradually reduced our Chinese medicine inventory level in 2007 as the quality of traditional Chinese medicine stored at our retail location is more difficult to control. A portion of our Chinese medicine inventory was sold at a lower price as part of the inventory reduction effort.

         o For 2007, other revenues increased by $4,505,052, or approximately
62%. The significant increase in other revenues is attributed to the following:

                                              2007             2006
                                          -----------      -----------
         Leasing revenues ...........     $   859,288      $   696,637
         Third-party manufacturing ..       9,482,572        4,855,402
         Advertising revenues .......         601,335          571,293
         Research and development and
         lab testing services .......         806,854        1,121,665
                                          -----------      -----------
         Total other revenues .......     $11,750,049      $ 7,244,997
                                          ===========      ===========

         o During 2007, we subleased more of our counter spaces to third parties and increased the lease amount at certain sublease locations. As a result , our leasing revenue increased in 2007 as compared to 2006.

         o During 2007, the number of our third party contract manufacturing projects have increased significantly. In connection with third-party manufacturing, the customer supplies the raw materials and we are paid a fee for manufacturing their product. As a result of increased third party contract manufacturing projects in 2007, our third-party manufacturing revenues increased by $4,627,170 or approximately 95%.

         o Our revenue from the advertisement contract whereby we receive approximately $50,000 per month for the lease of counter and other space at our retail locations remained materially consistent in 2007. We expect this revenue to increase in the future as we sign similar contracts.

         o In each of 2007 and 2006, we performed research and development and lab testing projects for various third parties and performed drug testing and analysis. The number of research and development and lab testing projects decreased in 2007 as compared to 2006, our revenue from research and development and lab testing services decreased accordingly.

         COST OF SALES

         Cost of sales includes raw materials, packing materials, shipping, and manufacturing costs, which includes allocated portion of overhead expenses such as utilities and depreciation directly related to product production. For 2007, cost of sales amounted to $33,678,963, or approximately 59.2% of total net revenues, as compared to $26,129,687 or approximately 72.2% of total revenues for 2006. The decrease in costs of sales as a percentage of total net revenues was primarily due to a 54% increase in third-party manufacturing revenues. We do not incur raw material costs in connection with the manufacture of third party products and receive a higher gross profit margin. Additionally, in 2007, we reduced our reserve for obsolete inventory by approximately $247,000 and accordingly, reduced our cost of sales by $247,000.

         GROSS PROFIT

         Gross profit for 2007 was $23,194,152, reflecting an overall margin of approximately 40.8% as compared to $10,078,002 or approximately 27.8% for 2006.
The increase in gross profit margin is attributable to decrease in cost of sales as percentage of total net revenue. Although we recognized higher than average gross profits during 2007, there could be no assurances that we will continue to recognize similar gross profit margin in the future.

         TOTAL OPERATING EXPENSES

         Total operating expenses for 2007 were $11,885,859, an increase of
$6,276,701, or approximately 112%, from 2006. This increase included the following:

         o Selling expenses. For 2007, selling expenses amounted to $6,460,206 as compared to $3,030,421 for 2006, an increase of $3,429,785 or approximately
113%. This increase is attributable to a $615,000 increase in sales commissions and bonuses provided to our sales managers and representatives as incentives.
Additionally, we contracted an advertisement and planning company in Beijing for approximately $2 million to promote our products and brand name recognition. We expect our selling expenses will continue to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training.

         o Research and development. For 2007, research and development costs amounted to $2,411,651 as compared to $387,337 for 2006, an increase of
$2,024,314. This increase is primarily attributable to the research and development agreements Lotus East entered into in 2007 with third parties for the design, research and development of designated pharmaceutical projects for
Lotus East. As part of the agreements, Lotus East paid approximately $3,200,000
(RMB 24,000,000) to these parties and recognized $2,411,651 as expense during
2007.

         o General and administrative. For 2007, general and administrative expenses were $3,014,002 as compared to $2,191,400 for 2006, an increase of
$822,602, or approximately 38% as summarized below:

                                       29

                                                 2007           2006
                                              ----------     ----------
         Salaries and related benefits ...    $1,457,501     $1,012,438
         Amortization ....................       140,471        183,613
         Depreciation ....................        10,550         22,102
         Rent ............................       242,856        206,965
         Travel and entertainment ........       284,357        164,804
         Professional fees ...............       250,472        105,081
         Other ...........................       627,795        496,397
                                              ----------     ----------
         Total ...........................    $3,014,002     $2,191,400
                                              ==========     ==========

         The changes in these expenses from 2007 as compared to 2006 included the following:

         o Salaries and related benefits increased $445,063 or 44% primarily due the increase in compensation of executive officers and directors and the increased use of our part time employees,

         o Amortization of our manufacturing rights decreased by $ 43,142 or 24%
primarily due to a decrease in Valsartan manufacturing right, which was fully amortized in 2006, of approximately $95,000 and partially offset by an increase in amortization of revenue rights of approximately $44,000,

         o Depreciation decreased by $11,552 or approximately 52.3% primarily due to certain office fixed assets were fully depreciated in 2006,

         o Rent increased by $35,891 or approximately 17.3% primarily due to an unfavorable change in currency exchange rate,

         o Travel and entertainment expenses increased by $119,553 or 73% due to increased sales-related travel,

         o Professional fees increased by $145,391 or 138% due to an increase in accounting and legal fees related to our reporting obligations under Federal securities laws, and

         o Other selling, general and administrative expenses, which includes utilities, office supplies and expenses increased by $131,398 or 27% primarily due to increase in office expenses as well as increase in the cost of directors and officers insurance.

         INCOME FROM OPERATIONS

         We reported income from operations of $11,308,293 for 2007 as compared to income from operations of $4,468,844 for 2006, an increase of $6,839,449 or approximately 153%. This increase is attributable to our higher net revenues in
2007 and greater gross profit margin which was offset by increased operating expenses.

         TOTAL OTHER INCOME (EXPENSE)

         For 2007, total other income excluding interest expense amounted to
$1,947,570 as compared to $0 for 2006, an increase of $1,947,570. This change is primarily attributable to a one-time gain of $2,160,795 from the forgiveness of income and value added taxes and $102,154 of interest income from our cash deposits which was offset by one-time debt issuance costs of $205,379 and a one-time registration rights penalty of $110,000, both associated with the issuance of secured convertible notes in a financing transaction in 2007.

         Interest expense increased $2,038,735 in fiscal 2007 from 2006.
Included in 2007 interest expense is $1,458,484 of a non-cash expense for the amortization of debt discount related to these secured convertible promissory notes, as well as $370,417 of interest associated with those notes which were satisfied in February 2008. Interest expense in 2007 also included $209,834 of interest paid to related parties on loans made to Lotus East as compared to
$325,824 paid in 2006.

         NET INCOME, OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

         As a result of these factors, we reported net income of $11,217,128 for
2007 as compared to $4,143,020 for 2006. In 2007 we reported an unrealized gain on foreign currency translation of $1,480,352, an increase of $1,152,784, or approximately 352%, from 2006. We report in U.S. dollars, but the functional currency of Lotus East is the RMB. Translation adjustments result from the process of translating the local currency financial statements into U.S.
dollars, with the average translation rates applied to our income statement of
7.6172 RMB to $1.00 in 2007. As a result of this non-cash gain, we reported comprehensive income of $12,697,480, or basic net income per common share of
$0.27, for 2007 as compared to $4,470,588, or basic net income per common share of $0.10 for 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

         At December 31, 2007, we had a cash balance of $4,557,957.
Substantially all of this cash is deposited in financial institutions in China.

         Our working capital position increased $16,236,314 to $24,652,137 at
December 31, 2007 from $8,415,823 at December 31, 2006. This increase in working capital is primarily attributable to increases of approximately $2.47 million in cash, approximately $13.1 million in accounts receivable and approximately
$757,000 in prepaid expenses as well as reductions of approximately $1.475 million in value-added and service taxes payable and approximately $602,000 due to related parties offset a decrease of approximately $196,000 in advances from customers and an increase of approximately $2.6 million on convertible debt, net.

         The increase in accounts receivable at December 31, 2007 reflects our increased sales during 2007. At December 31, 2007, we maintain an allowance for doubtful accounts on accounts receivable balances of $548,083 as compared to
$539,627 at December 31, 2006 and reflects our best estimate of probable losses.
In determining the allowance for doubtful accounts, our management reviews our accounts receivable aging as well as the facts and circumstances of specific customers who may indicate the collection of specific amounts are at risk. As is customary in the PRC, we extend relatively long payment terms to our customers.
Our terms of sale generally require payment within four months to a year, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company our size within our industry. We also occasionally offer established customers longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Occasionally we will request a customer to prepay an order prior to shipment. At December 31,
2007 our balance sheet reflected advances from customers of $34,531 as compared to $231,340, a decrease of $196,809, or approximately 85%, from December 31,
2006 due to product delivery timing difference.

         At December 31, 2007, our inventories of raw materials and finished goods totaled $3,410,739, an increase of approximately 9% from December 31,
2006. Our inventory levels may vary based upon our production schedule and the timing of shipments. We expect to maintain higher inventory levels to accommodate for anticipated future sales growth as well as a wider variety of products.

         From time to time we have obtained either working capital advances from our executive officers or loans from these officers, employees and other related parties. The following table provides comparative balances at December 31, 2007 to December 31, 2006:

                                                         DECEMBER 31,
                                                      2007          2006       DIFFERENCE
                                                  -----------   -----------   ------------
Due from related party .......................    $         0   $ 1,826,626   $(1,826,626)
Due to related parties - current liabilities .    $   323,178   $   925,484   $  (602,306)
Due to related parties - long term liabilities    $   738,300   $   863,447   $  (125,147)
Notes payable - related parties ..............    $ 4,738,508   $ 4,729,880   $     8,628

         At December 31, 2006, an entity owned by our CEO owed us $1,826,626 for funds lent to this entity. During 2007, this related party repaid approximately
$1,061,000 of these advances and on December 31, 2007, our CEO agreed to offset the remaining balance due under a note payable to related party in the amount of approximately $814,000 which represented funds which had been advanced to us from time to time for working capital.

         At December 31, 2007 and 2006, due to related parties - current and long term reflected amounts due for working capital advances made to us as well as a portion of the assignment of the fee payable under the agreement with our
CEO, Mr. Liu, related to Wu Lan Cha Bu Emergency Hospital. See Part III, Item
13. Certain Relationships and Related Transactions appearing later in this report. During 2007 we paid $680,797 of these advances and recorded interest of
$58,774 on those working capital advances. During 2007, we also paid $194,709 of the assignment fees payable. Additional changes in due to related party balances is attributable to foreign currency translations.

         Notes payable - related parties reflect balances due various related parties for long-term notes. During 2007, interest expense related to these notes was $209,834.

         Net cash used in operating activities for 2007 was $850,455 as compared to net cash provided by operating activities of $4,834,642 for 2006. For 2007, net cash used in operating activities was attributable primarily to our net income of $11,217,128, a decrease in advances from customers of $204,267 and increases in accounts payable and accrued expenses of $27,266 and unearned revenue of $71,402 together with a reduction in valued-added and service taxes payable of $608,526, which was offset by cash used to fund an increase in accounts receivable of $9,746,076, inventories of $58,942, prepaid and other current assets of $714,013 and non-cash items totaling $2,033,479. For the year ended December 31, 2006, net cash provided by operating activities was attributable primarily to our net income of $4,143,020, the add back of depreciation and amortization of $581,564, a decrease in inventory balance of
$3,928,236, an increase in taxes payable of $1,999,675, and an increase in other liabilities of $446,660 offset by a net increase in accounts receivable of
$6,189,358 (net of increases in allowance for doubtful accounts and sales returns of $2,732,889) and prepaid expenses of $75,155.

         Net cash provided by investing activities for 2007 was $679,237 as compared to $1,242,262 for 2006. In 2007, we purchased factory equipment for
$381,772 as compared to $1,480 spent in 2006 and, in 2007 we collected amounts due to us by a related party of $1,061,009 as compared to $1,243,742 collected in 2006.

         Net cash provided by financing activities was $2,411,093 for 2007 and reflects proceeds of $3,459,351 from issuance of debt net of repayments of related party advances and debt issuance costs of $1,048,258. Net cash used in financing activities was $4,193,487 for 2006 and was attributable to payments on related party advances and loans.

         We reported a net increase in cash for 2007 of $2,239,875 for 2007 as compared to $1,928,222 for 2006.

         In 2007, we lent approximately $2 million of the net proceeds received from the sale of $3 million principal amount convertible debt to Lotus East, which they used as working capital. These advances are unsecured and interest free. In 2008, we used a portion of the proceeds from the sale of equity to satisfy these notes, lent Lotus East an additional $1.6 million and retained the balance to fund our operating expenses. We have no operations other than the
Contractual Arrangements with Lotus East and, accordingly, we are dependent upon the quarterly service fees due us to provide cash to pay our operating expenses.
Such payments have not been tendered to us and those funds are being retained by
Lotus East to fund their operations. At December 31, 2007 Lotus East owned us approximately $9 million for such fees and we do not know when such funds will be paid to us. Our CEO is also the CEO and principal shareholder of Lotus East.
Accordingly, we are solely reliant upon his judgment to ensure that the funds advanced to Lotus East are repaid to us. If these funds should not be repaid, or if Lotus East should continue to withhold payment of the quarterly service fee due us under the Contractual Arrangement, it is possible that we will not have sufficient funds to pay our operating expenses in future periods.

         Other than our existing cash we presently have no other alternative source of working capital. We currently have no material commitments for capital expenditures but believe that our working capital is sufficient to fund our current operations for approximately the next 12 months. Lotus East has historically funded its capital expenditures from their working capital and have advised us that they believe this capital is sufficient for their current needs.
However, the ability of Lotus East to raise any significant capital to expand their operations is very limited. We believe that it is in our best long term interests to assist Lotus East in their growth plans. Accordingly, it is likely that we will seek to raise working capital to fund the expansion of its production line, upgrade of its manufacturing facilities and technologies, expand its retail operations, and fund research and development projects as well as providing working capital necessary for its ongoing operations and obligations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company.

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
We recognize revenue in accordance with the Securities and Exchange Commission's
(SEC) Staff Accounting Bulletin (SAB) No. 101, " Revenue Recognition in
Financial Statements " as amended by SAB No. 104 (together, "SAB 104"), and
Statement of Financial Accounting Standards (SFAS) No. 48 " Revenue Recognition
When Right of Return Exists. " SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

         SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if the seller's price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, the buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by the seller, the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and the amount of future returns can be reasonably estimated.

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

         In order to reasonably estimate future returns, we analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. We also utilize the guidance provided in SAB 104 in establishing our return estimates.

         Other revenues. Other revenues consist of (i) rental income received for the lease of retail space to various retail merchants; (ii) advertising revenues from the lease of counter space at our retail locations; (iii) rental income from the lease of retail space to licensed medical practitioners; and
(iv) revenues received by us for research and development projects. We recognize revenues upon performance of such funded research. We recognize revenues from leasing of space as earned from contracting third parties. Revenues received in advance are reflected as deferred revenue on the accompanying balance sheets.
Additionally, we receive income from the sale of developed drug formulas. Income from the sale of drug formulas are recognized upon performance of all of our obligations under the respective sales contract and are included in other income on the accompanying consolidated statement of operations.

ACCOUNTS RECEIVABLE

         Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased to $548,083 at December 31, 2007, up from
$539,627 at December 31, 2006. This increase is due to the increasing level of sales revenue and its corresponding exposure. At December 31, 2007, accounts receivable, net of allowance for doubtful accounts and sales returns, amounted to $20,430,827.

INVENTORIES

         Inventories are stated at the lower of cost or market with cost determined under the weighted-average method. Inventory consists of finished capsules, liquids, finished oral suspension powder and other western and traditional Chinese medicines and medical equipment. At least on a quarterly basis, we review our inventory levels and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment
or Disposal of Long-Lived Assets", we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

         Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property and equipment are as follows:

         Buildings and leasehold improvement  20 to 40 years
         Manufacturing equipment ...........  10 to 15 years
         Office equipment and furniture ....  5 to 8 years

INCOME TAXES

         Taxes are calculated in accordance with taxation principles currently effective in the United States and PRC. We account for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements" (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP).
SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our financial statements.

         In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for
Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS
No. 5, "Accounting for Contingencies." We believe that our current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB
Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.
Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The adoption of SFAS 159 did not have a material impact on our financial statements.

         In December 2007, the FASB issued Statement of Financial Accounting
Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial
Accounting Standards No. 160, Accounting and Reporting of Non-controlling
Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS
160). These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize,

with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a
100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers' shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings, (d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition, (g) earn-out arrangements may be required to be re-measured at fair value and (h) recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. We anticipate these new standards will significantly affect our accounting for future business combinations following adoption on January 1, 2009.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about
Derivative Instruments and Hedging Activities-- an amendment of FASB Statement
No. 133 " ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This
Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of FAS 161.

OFF BALANCE SHEET ARRANGEMENTS

         As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, however we have agreed to guarantee loans for Lotus East, if required. As of the date of this report, we have not entered into any guarantee arrangements with Lotus East. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CERTAIN EFFECTS OF PRODUCT RETURNS ON OUR FINANCIAL STATEMENTS

         As described elsewhere herein, our return policy typically allows product returns for products within a 12 month window from six months prior to the expiration date and up to six months after the expiration date of a product.
Under generally accepted accounting principles, we are required to estimate the level of sales which will ultimately be returned pursuant to our return policy, and record a related reserve at the time of sale which is reflected on our balance sheet as a deduction from accounts receivable. The amount of these reserves is deducted from our gross sales to determine our net revenues for the period. The amount of actual product returns could be either higher or lower than the amounts we accrued and any changes in our estimates are recorded in the income statement, as either an increase or decrease in our gross sales to determine our net revenues for the period, in the period of the change. If we over or under estimate the quantity of product which will ultimately be returned, there may be a material impact to our financial statements.

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

         During the fourth quarter of fiscal 2006, however, we sold approximately $2,300,000 of products which were either less popular products or products that were nearing their expiration dates to existing customers at reduced prices in a one-time transaction. The customers had the right to return these products pursuant to our product return policy. Because of the one-time nature of the transaction and the age of the products sold, we did not believe that the customary assumptions which we utilize when determining the amount of reserve to establish for product returns were appropriate as it was more than remotely possible that all or substantially all of the products would be returned by the customer and we would not collect any revenues from this transaction. Accordingly, we believed that it was prudent to fully reserve the amount of the sales and at December 31, 2006, we increased our allowance for sales returns by $2,300,000 which equaled 100% of the amount of revenues recorded in the transaction. This accounting treatment had the effect of reducing our net revenues by $2,300,000 during the fourth quarter of fiscal
2006. However, we recorded cost of sales related to this product of approximately $2,200,000 during the year fiscal 2006, which had the effect of increasing our cost of sales during the year by that amount, and correspondingly reducing our gross profit and income from operations. Based on management's estimate, during 2006 we wrote off inventory that we deemed obsolete.

         During the year ended December 31, 2007 we collected substantially all of the amounts billed to these customers for the product. Accordingly, we reduced our allowance for sales returns at during 2007 by approximately
$2,200,000 recorded as a reserve at December 31, 2006. The collection of this receivable had the effect of increasing our net revenues during 2007 by
$2,200,000, even through the sales of these products were actually made during the fourth quarter of fiscal 2006. Because we recorded the costs associated with these products in our cost of sales during fiscal 2006, both our gross profit margin and income from operations for the year ended December 31, 2007 increased by $2,200,000.

RECENT CAPITAL RAISING TRANSACTION

         On February 25, 2008, we entered into a Convertible Redeemable
Preferred Share and Warrant Purchase Agreement by and among our company, Dr. Liu
Zhong Yi and Mrs. Song Zhenghong, and certain accredited investors pursuant to which we sold the purchasers 5,747,118 shares of our Series A Convertible
Redeemable Preferred Stock and warrants to purchase 2,873,553 shares of our common stock in a private placement pursuant to Regulation D under the
Securities Act of 1933, for the aggregate purchase price of $5 million. Net proceeds, exclusive of expenses of placement, were $4.6 million after we paid fees of $400,000 to Maxim Group, LLC, our placement agent for the offering. We used approximately $2,576,557 of the net proceeds to repay in full all of our outstanding obligations under our 14% Secured Convertible Notes due February
2008. We let $1.6 million to Lotus East to fund its operations and we are using the remainder of the net proceeds for working capital and general corporate purposes.

         Each of the shares of Series A Convertible Redeemable Preferred Stock is convertible into one share of our common stock, subject to proportional adjustment for stock splits, dividends and similar corporate events. Holders of preferred shares may not convert the Series A Convertible Redeemable Preferred

Stock if the conversion would result in the holder beneficially owning more than
4.99% of our outstanding common shares. This limitation may be waived by a holder on not less than 61 days written notice to us.

         The shares of Series A Convertible Redeemable Preferred Stock pay an 8%
dividend annually, which is payable annually on February 25 of each year in additional shares of Series A Convertible Redeemable Preferred Stock and the
Series A Convertible Redeemable Preferred Stock also pay any dividend paid on the common shares on an as converted basis. For a period of 90 days after
February 25, 2010, the Series A Convertible Redeemable Preferred Stock may be
redeemed at the option of the purchasers at the redemption price of $0.87 per share (as adjusted for stock splits, stock dividends, reclassification and the like), and no other shares of our capital stock may be redeemed prior to any redemption of the Series A Convertible Redeemable Preferred Stock.

         The holders of the shares of Series A Convertible Redeemable Preferred
Stock vote with holders of the common stock on an as converted basis, except that the holders of the Series A Convertible Redeemable Preferred Shares are not
entitled to vote for the election of our directors. We are prohibited from taking certain corporate actions without the approval of the holders of a majority of the Series A Convertible Redeemable Preferred Stock outstanding., including:

         o  issuing securities senior to the Series A Convertible Preferred
            Stock,

         o  selling substantially all of our assets,

         o  repurchasing securities, or

         o  declaring or paying dividends.

         Under the Certificate of Designation, under certain circumstances the purchasers have a preemptive right, from the closing date until the conclusion of a public offering by us, to purchase any equity securities we may offer that are convertible into or exchangeable or exercisable for shares of our common stock or its equivalent.

         In the transaction we issued the purchasers five year common stock purchase warrants to purchase up to 2,873,553 shares of our common stock with an initial exercise price of $1.20 per share, subject to adjustment pursuant to the terms of the warrants. Holders of the warrants may not exercise the warrants if the exercise would result in the holder beneficially owning more than 4.99% of our outstanding common shares. That limitation may be waived by a holder of the warrants on not less than 61 days written notice to us.

         We agreed to undertake to file a registration statement within 60 days following the closing date in order to register the maximum number of common stock issuable from conversion or exercise of the shares of Series A Convertible
Redeemable Preferred Stock and warrants sold in the offering that is allowable under applicable federal securities regulations. We are also obligated to have the registration statement declared effective within 120 days following the closing date. Otherwise, we are subject to liquidated damages, equal to 1% of the total conversion price and exercise price for the common stock being registered under the registration statement, for every 30-day period following the date that the registration statement should have been effective, prorated for any period less than 30 days, until either all of common shares registered under the registration statement have been sold or all such common shares may be sold in any three month period pursuant to Rule 144 promulgated under the
Securities Act of 1933, whichever is earlier. We must also pay the liquidated damages up to a maximum of $500,000 if sales cannot be made pursuant to the registration statement for any reason excepting market conditions.

         In connection with the purchase agreement, Dr. Liu and Mrs. Zhenghong entered into an escrow agreement with the purchasers and delivered in the aggregate 7,500,000 shares of our common stock owned by them to an escrow account. Approximately 2,083,334 of the escrowed shares are being held in escrow subject to our meeting certain earning targets as set forth below:

         o  the target for 2007 is $8.5 million in net income,

         o  the target for 2008 is 95% of $13.8 million in net income after eliminating the effect of non-cash charges associated with the offering and adjusting for differences in the exchange rate between
            RMB and US dollars used in our financial statements, and

         o  the target for 2009 is 95% of $17.5 million in net income after eliminating the effect of non-cash charges associated with offering and adjusting for differences in the exchange rate between RMB and
            US dollars used in our financial statements .

         So long as the shares remain in escrow pursuant to the terms of the escrow agreement, Dr. Liu and Mrs. Hong retain voting control over the securities. The escrow shares will be transferred to the purchasers if we do not meet the earning targets, and released back to stockholders if we do.

         Approximately 416,666 of the escrowed shares is being held in escrow subject to our listing of our common stock on the NASDAQ Stock Market within 18 months following the closing date. These escrowed shares will be transferred to the purchasers if the listing is not completed within that time period, and released back to the stockholders if it is.

         Finally, 5,000,000 of the escrowed shares are held in escrow to ensure that the purchasers receive their full redemption payments if they choose to redeem their shares of Series A Convertible Redeemable Preferred Stock. If a
purchaser receives less than the full redemption amount for each preferred share being redeemed, the purchaser will receive a number of escrowed shares to make up the difference, based on the then-current market price of the common shares.
Following the end of the redemption period, these escrowed shares, less those transferred to any purchasers that redeemed their shares of Series A Convertible
Redeemable Preferred Stock, will be released back to the stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Please see our financial statements beginning on page F-1 of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE. FINANCIAL DISCLOSURE.

         None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

         We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Our management, including our CEO and our CFO, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on such evaluation, and as described in greater detail below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective:

         o to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of
1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

         o to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our Treasurer, to allow timely decisions regarding required disclosure.

         Management's Report on Internal Control Over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and
15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002
("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the
Treadway Commission (COSO) in Internal Control - Integrated Framework. During
our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified material weaknesses related to
(i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee as of December 31,
2007, and (iv) a lack of segregation of duties within accounting functions.

         We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31,
2007. Our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and their U.S. GAAP knowledge was limited. As a result, majority of our internal accounting staff, on a consolidated basis, is relatively inexperienced with U.S.
GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an
Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

         In order to correct the foregoing weaknesses, we have taken the following remediation measures:

         o  In first quarter of 2008, under our CEO and CFO's supervision, we have started a new accounting system implementation project to improve our financial reporting process. We intend to rely on our
            CFO, a senior financial executive from the U.S. with extensive experience in internal control and U.S. GAAP, and together with our
            CEO to oversee and manage the financial reporting process. In connection with the new accounting system implementation, we also plan to increase training of our accounting staff both accounting system and U.S. GAAP related knowledge. Additionally, we also plan on hiring additional U.S. GAAP experienced accounting staff in China to improve our financial reporting process.

         o  We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2007. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

         o  We have started searching for an independent director qualified to serve on an audit committee to be established by our Board of
            Directors and we anticipate that our Board of Directors will also establish a compensation committee to be headed by one of an independent director.

         Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

         We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

         A material weakness (within the meaning of PCAOB Auditing Standard No.
5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and
Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

         The following individuals serve as our executive officers and members of our Board of Directors:

NAME                   AGE    POSITION
----                   ---    --------
Dr. Liu Zhong Yi       47     Chief Executive Officer and Chairman of the Board
Mr. Adam Wasserman     43     Chief Financial Officer
Dr. Ian Ashley         38     Director
Mr. Li Ping            44     Director
Mr. Liu Jin            69     Director
Mr. Mel Rothberg       61     Director
Ms. Caeli Widger       33     Director
Ms. Xian Xuemei        38     Director
Mrs. Song Zhenghong    41     Director and Vice President

         DR. LIU ZHONG YI. Dr. Lui has served a Chairman of the Board and Chief
Executive Officer of Lotus since September 2006 and he has also served in those positions at Lotus International since founding that company in August 2006. Dr.
Liu is also the Chairman, Deputy Chief Physician and founder of Liang Fang and founder and General Manager of En Zhe Jia Shi.. As a researcher and medical student, Dr. Liu excelled in the development of many new drugs in wide use in
China today. While working for the Chinese Government in 1992, he established the Research Center of Space Flight Biological Engineering Technology, and
continued his renowned research related to incretion diseases. Four years later, entering the private sector and invigorated by burgeoning capitalism in China,
Dr. Liu started his first pharmaceutical company in Beijing. He earned his
Master's Degree in Beijing hospitals, after doing his undergraduate studies in
Inner Mongolia Medicine College in Inner Mongolia, China He is a majority stockholder in each of Liang Fang and En Zhe Jia and the spouse of Mrs. Song
Zhenghong.

         ADAM WASSERMAN. Mr. Wasserman has served as Chief Financial Officer for
Lotus since October 2006 under the terms of the consulting agreement with his firm, CFO Oncall, Inc. Mr. Wasserman devotes approximately 20% of his time to our company. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall,
Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the chief financial officer of Transax International Limited since May 2005, Gold Horse
International, Inc. since July 2007 and China Wind Systems, Inc. since March
2008. Mr. Wasserman has also served as the chief financial officer of
Explorations Group Inc. (January 2002 until December 2005) Colmena Corp. (May
2003 until June 2004) and Genesis Pharmaceuticals Enterprises, Inc. (October
2001 until October 2007), all client companies of CFO Oncall, Inc. From June
1991 to November 1999 he was Senior Audit Manager at American Express Tax and

Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From
September 1986 to May 1991, he was employed by Deloitte & Touche, LLP.
During his employment, his significant assignments included audits of public
(SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Administration from the State University of New York at
Albany. He is a CPA (New York) and a member of The American Institute of
Certified Public Accountants and is a director, the treasurer and an executive board member of Gold Coast Venture Capital Association.

         DR. IAN ASHLEY. Dr. Ashley has been a member of our Board of Directors since September 2006 and a member of Lotus International's Board of Directors since August 2006. Previously he worked for Merck & Co in 1990 in Research and Development with focus on hypertension and calcium channel blockers. He is
ABEM Board Certified in Emergency Medicine after finishing a residency in
Emergency Medicine at Loma Linda University Medical Center in Southern
California. Since 2002, Dr. Ashley has served as Attending Physician at
Providence Hospital in Waco, Texas. Dr. Ashley graduated Summa Cum Laude with degrees in Chemistry and Biochemistry from Oberlin College before graduating from Baylor College of Medicine in Houston, Texas in 1996.

         LI PING. Ms. Li has been a member of our Board of Directors since
September 2006 and a member of Lotus International's Board of Directors since
August 2006. Ms. Li served as salesman and deputy manager of the sales department of Beijing Dongcheng Medicine Wholesale Company from 1984 to 1999.
Since 2000, she served as director of Liang Fang and is responsible for medicine and clinic promotions. Ms. Li graduated from the Beijing Medical School, apothecary.

         LIU JIN. Mr. Liu has been a member of our Board of Directors since
September 2006 and a member of Lotus International's Board of Directors since
August 2006. Mr. Liu served as an accountant for the Finance Bureau of
Liangcheng County from 1958 to1970 and the as accountant and accountant general for Finance Bureau of Chayouqiqnqi of Inner Mongolia. Since 2000, Mr. Liu has
served as a director of Liang Fang and has been responsible for production cost control. Mr. Liu graduated from the Middling Finance School of Wulanchabu City of Inner Mongolia in 1958.

         MELVIN ROTHBERG. Mr. Rothberg has been a member of our Board of
Directors since September 2006 and a member of Lotus International's Board of
Directors since August 2006. Mr. Rothberg has, over the last 30 years, participated in the development of the South Florida bioscience industry and since2002 he has been Chairman of the Southeast Chapter of Bioflorida. Since
October 2005, Mr. Rothberg has been Chairman and CEO of Advanced Processing and
Imaging. Additionally Mr. Rothberg is interim CEO of Dharma Biomedical and CEO of Rothberg Associates, Inc. From March 1998 to April 2005, Mr. Rothberg was
Executive Vice President, Operations of Viragen Inc., Plantation, Florida (VRA:
AMEX) and Director of Viragen International Inc. (VGNI: OTCBB) and Viranative AB
(Sweden), where he was responsible for manufacturing, regulatory, business development, marketing and sales of Viragen's lead drug, Multiferon. Prior to
Viragen, Mr. Rothberg was Vice President of Manufacturing and Business
Development for Althin Medical a Swedish publicly traded company focused on the hemodialysis machine and disposables market. He previously held multiple roles with a subsidiary of Dow Chemical and Cordis Dow and was instrumental in assisting in the sale ofDow's dialysis division to Althin Medical. He held both international and domestic positions within Dow's subsidiary CD Medical including responsibility for offices in Australia, Singapore and Japan and was
Managing Director of Cordis Dow's European manufacturing operations located in the Netherlands. Mr. Rothberg has a BE Chemical Engineering degree from
Vanderbilt University and an MBA from Nova University.

         Mr. Rothberg has advised us that he intends to resign from our Board of
Directors following the filing of this annual report. There are no disagreements between our company and Mr. Rothberg.

         CAELI WIDGER. Ms. Widger has been a member of our Board of Directors since September 2006 and a member of Lotus International's Board of Directors since August 2006. Since April 2000, Ms. Widger has directed large-scale staffing projects, ranging from sales force expansion to executive searches, for young technology companies on both coasts of the U.S. She is currently managing a talent search for Mimeo.com (www.mimeo.com), an international print-on-demand solutions provider. Ms. Widger co-directs The Sackett School, a renowned creative writing institute in New York City (www.sackettworkshop.com). She holds a BA from Wellesley College and an MFA from the University of Montana.

         XIAN XUEMEI. Ms. Xian has been a member of our Board of Directors since
December 2006. Ms. Xian served as clinical pharmacist of Chengdu Spaceflight
Hospital from 1997 to 2000. Since 2001, she has been working with Liang Fang and is responsible for medical quality inspections. Ms. Xian graduated from the
School of Pharmacy, West China University of Medical Sciences with a bachelor's degree in 1996 with excellent academic results.

         SONG ZHENGHONG. Mrs. Song has been a member of our Board of Directors since September 2006 and a member of Lotus International's Board of Directors since August 2006. Since 1991, Mrs. Song has been a teacher, assistant teacher and senior teacher at Yungang Second Middle School in Fengtai, Beijing. She is a
minority stockholder in each of Liang Fang and En Zhe Jia and the wife of Dr.
Liu.

         There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during 2007 and Forms 5 and amendments thereto furnished to us with respect to 2007, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned
Forms, reports required by Section 16(a) of the Securities Exchange Act during
2007, except as follows:

         o  Dr. Liu Zhong Yi did not timely file on one occasion the receipt of
            30,000 shares of our common stock issued as compensation for his services as a director,

         o  Dr. Ian Ashley did not timely file on one occasion the receipt of
            30,000 shares of our common stock issued as compensation for his services as a director,

         o  Mr. Li Ping did not timely file on one occasion the receipt of
            30,000 shares of our common stock issued as compensation for his services as a director,

         o  Mr. Liu Jin did not timely file on one occasion the receipt of
            30,000 shares of our common stock issued as compensation for his services as a director,

         o  Mr. Mel Rothberg did not timely file on one occasion the receipt of
            30,000 shares of our common stock issued as compensation for his services as a director,

         o  Ms. Caeli Widger did not timely file on one occasion the receipt of
            30,000 shares of our common stock issued as compensation for her services as a director,

         o  Ms. Xian Xuemei did not timely file on one occasion the receipt of
            30,000 shares of our common stock issued as compensation for her services as a director, and

         o  Mrs. Song Zhenghong did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for her services as a director.

CODE OF ETHICS

         We have not adopted a Code of Ethics within the meaning of Item 406(b)
of Regulation S-K of the Securities Exchange Act of 1934.We believe our company faces unique challenges in adopting a code of ethics which encompasses both
Western business practices and those of Chinese companies We are currently evaluating a proper set of code of ethics to be adopted by our company and expect to adopt the code of ethics in the near future.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has not established any committees, including an
Audit Committee, a Compensation Committee or a Nominating Committee, any
committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of
Directors who:

         o  understands generally accepted accounting principles and financial statements,

         o  is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

         o  has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

         o  understands internal controls over financial reporting, and

         o  understands audit committee functions.

         Since the closing of the share exchange with Lotus International, we have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. It is our intent to expand our Board of Directors during 2008 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time we intent to establish an Audit
Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include
"independent" directors, nor are we required to establish or maintain an Audit
Committee or other committee of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

                                                   SUMMARY COMPENSATION TABLE
                                                   --------------------------
                                                                     NON-EQUITY
                                                                     INCENTIVE       NONQUALIFIED    ALL
NAME AND                                        STOCK      OPTION    PLAN            DEFERRED        OTHER
PRINCIPAL                     SALARY    BONUS   AWARDS     AWARDS    COMPENSATION    COMPENSATION    COMPENSATION    TOTAL
POSITION               YEAR   ($)       ($)     ($)        ($)       ($)             EARNINGS ($)    ($)             ($)
(A)                    (B)    (C)       (D)     (E)        (F)       (G)             (H)             (I)             (J)
-------------------    ----   -------   -----   ------     ------    ------------    ------------    ------------    -------
Dr. Liu Zhong Yi (1)   2007   150,000       0        0          0               0               0         244,709    394,709
                       2006    37,500       0        0          0               0               0         100,000    137,500

(1) Dr. Liu has served as our Chief Executive Officer and President since
September 28, 2006. All of Dr. Liu's compensation is paid by Lotus East. Other compensation for 2007 includes and $194,709 paid under the agreement related to
Wu Lan Cha Bu Emergency Hospital and $50,000 of fees paid for car allowances and personal expenses. Dr. Liu's fiscal 2006 other compensation includes fees paid for car allowances and personal expenses. Compensation amounts reflected for Dr.
Liu for each of 2006 and 2007 exclude any payments to him pursuant to the terms of the assignment agreement entered into between Dr. Liu and Lotus East in
October 2006 in conjunction with the loan agreement and contract with Wu Lan Cha
Bu Emergency Hospital. See Item 13. Certain Relationships and Related
Transactions, and Director Independence.

HOW DR. LIU'S COMPENSATION IS DETERMINED

         We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control. All compensation paid to Dr. Liu as reflected in the foregoing table is paid by Lotus East. Dr. Liu is the principal owner of the Lotus East companies and the amount of compensation paid to him is within his sole discretion.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

                                      OPTION AWARDS                                           STOCK AWARDS
           -----------------------------------------------------------------   -------------------------------------------
                                                                                                                Equity
                                                                                                                incentive
                                                                                          Market   Equity       plan
                                                                                          value    incentive    awards:
                                         Equity                                           of       plan         Market or
                                         incentive                                        shares   awards:      payout
                                         plan                                  Number     or       Number of    value of
                                         awards:                               of         units    unearned     unearned
           Number of     Number of       Number of                             shares     of       shares,      shares,
           securities    securities      securities                            or units   stock    units or     units or
           underlying    underlying      underlying                            of stock   that     other        other
           unexercised   unexercised     unexercised   Option                  that       have     rights       rights
           options       options         unearned      exercise   Option       have not   not      that have    that have
           (#)           (#)             options       price      expiration   vested     vested   not          not
Name       exercisable   unexercisable   (#)           ($)        date         (#)        ($)      vested (#)   vested (#)
(a)        (b)           (c)             (d)           (e)        (f)          (g)        (h)      (i)          (j)
--------   -----------   -------------   -----------   --------   ----------   --------   ------   ----------   ----------
Dr. Liu
Zhong Yi        0              0               0           0           0           0         0          0            0

DIRECTOR COMPENSATION

         The following table provides information concerning the compensation of members of our Board of Directors for each of their services as a directors for
2007. The value attributable to any option awards is computed in accordance with
FAS 123R.

                                                  DIRECTOR COMPENSATION
                                                  ---------------------
                                                                Non-equity
                                                                incentive      Nonqualified
                      Fees earned                               plan           deferred       All other
                      or paid in    Stock awards   Option       compensation   compensation   compensation
Name                  cash ($)      ($)            awards ($)   ($)            earnings ($)   ($)            Total ($)
(a)                   (b)           (c)            (d)          (e)            (f)            (g)            (h)
-------------------   -----------   ------------   ----------   ------------   ------------   ------------   ---------
Dr. Liu Zhong Yi ..             0         30,000            0              0              0              0      30,000
Dr. Ian Ashley ....             0         30,000            0              0              0              0      30,000
Li Ping ...........             0         30,000            0              0              0              0      30,000
Liu Jin ...........             0         30,000            0              0              0              0      30,000
Mel Rothberg ......             0         30,000            0              0              0              0      30,000
Caeli Widger ......             0         30,000            0              0              0              0      30,000
Xian Xuemei .......             0         30,000            0              0              0              0      30,000
Song Zhenghong ....             0         30,000            0              0              0              0      30,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

         At March 31, 2008 we had 42,044,200 shares of common stock and
5,747,118 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding. Each share of common stock entitles the holder to one vote and each of the Series A Convertible Redeemable Preferred Stock entitles the holder to a number of votes equal to the number of shares into which the Series A
Convertible Redeemable Preferred Stock is then convertible vote at any meeting of our stockholders. Presently, the Series A Convertible Redeemable Preferred
Stock is convertible on a one for one basis. The holders of the common stock and the Series A Convertible Redeemable Preferred Stock vote together on all matters submitted to a vote of our stockholders, except that they are not entitled to vote in the election of our directors. The following table sets forth information known to us as of March 31, 2008 relating to the beneficial ownership of shares of our voting securities by:

         o  each person who is known by us to be the beneficial owner of more than five percent of our outstanding voting stock;

         o  each director;

         o  each executive officer; and

         o  all executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is in care of Boca Corporate Plaza, 16 Cheng Zhuang Road, Feng Tai District
Beijing 100071 People's Republic of China. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of stock owned by them, except to the extent that power may be shared with a spouse.

                                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                  -----------------------------------------
                                                       SERIES A CONVERTIBLE
                                                           REDEEMABLE
                                     COMMON STOCK        PREFERRED STOCK
                                  -------------------    ---------------
                                     # OF       % OF      # OF     % OF     % OF
NAME                                SHARES      CLASS    SHARES    CLASS    VOTE
----                              ----------    -----    ------    -----   -----
Dr. Liu Zhong Yi (1) ..........   18,812,400    44.7%       0       n/a    39.4%
Adam Wasserman (2) ............       94,200        *       0       n/a        *
Dr. Ian Ashley ................            0      n/a       0       n/a      n/a
Li Ping .......................       30,000        *       0       n/a        *
Liu Jin .......................       30,000        *       0       n/a        *
Mel Rothberg ..................            0      n/a       0       n/a      n/a
Caeli Widger ..................       30,000        *       0       n/a        *
Xian Xuemei ...................       30,000        *       0       n/a        *
Song Zhenghong ................    6,738,000    16.0%       0       n/a    14.1%
All officers and directors as a
 group (nine persons) (1),(2) .   25,764,600    61.3%       0       n/a    53.9%
Genesis Pharmaceuticals
Enterprises, Inc. (3)..........    3,250,000     7.7%       0       n/a     6.8%

* represents less than 1%

(1) Includes 7,500,000shares of our common stock which are subject to the terms of the Escrow Agreement entered into in February 2008 in conjunction with the sale our Series A Convertible Redeemable Preferred Stock described earlier in this annual report.

(2) Mr. Wasserman's address is 1643 Royal Grove Way, Weston, Florida 33327.

(3) Genesis Pharmaceuticals Enterprises, Inc.'s address is 7900 Glades Road,
Boca Raton, Florida 33432. Mr. Cao Wabo is CEO of Genesis Pharmaceuticals
Enterprises, Inc. and he has sole voting and dispositive control over securities owned by that company in his capacity as an officer of the company. Mr. Wubo disclaims beneficial ownership over securities owned by Genesis Pharmaceuticals
Enterprises, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.

         Dr. Liu leases Lotus East a 249 square meter retail space for no charge on a month-to-month basis.

         On October 10, 2006, Lotus East entered into a five-year loan agreement and contract with Wu Lan Cha Bu Emergency Hospital whereby Lotus East agreed to lend to Wu Lan Cha Bu Emergency Hospital approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan Cha Bu Emergency Hospital agreed that Lotus East would be the exclusive provider for all medicines and disposable medical treatment apparatus to it for a period of 20 years. In October 2006, Dr. Liu Zhong Yi, our Chief
Executive Officer and the CEO and principal stockholder of Lotus East, loaned these funds to Wu Lan Cha Bu Emergency Hospital on behalf of Lotus East.
Accordingly, on October 10, 2006 Lotus East entered into an assignment agreement whereby it assigned all of its rights, obligations, and receipts under the loan agreement to Dr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East. As compensation to Dr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Dr. Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East, Lotus East agreed to pay Dr. Liu an aggregate of approximately $1,150,000 to be paid in five equal annual installments of approximately $230,000. During 2007 Dr. Liu was paid $ 194,709 under the terms of this agreement.

         From time to time Lotus East has lent working capital to related parties. At December 31, 2006 we had a receivable of $1,826,626 from an affiliated entity owned by Dr. Liu. During 2007 this related party repaid approximately $1,061,000 of these advances and at December 31, 2007 Dr. Liu agreed to offset the remaining balance due against a note payable to a related party in the amount of $814,000. At December 31, 2007 amounts due from related parties was $0.

         In 2007, we sold $3,000,000 principal amount 14% secured convertible notes in a private placement and we lent approximately $2 million of those proceeds to Lotus East for working capital. In 2008 we received net proceeds from the sale of shares of our Series A Convertible Redeemable Preferred Stock
of approximately $4.6 million. We used approximately $2,576,557 of those proceeds to repay in full all of our outstanding obligations under our 14%
secured convertible notes. Of the remaining proceeds, we lent approximately
$1,600,000 to Lotus East. These loans are in the form of an unsecured, interest free advances for use by Lotus East in their operations including in their research and development activities. We do not have an understanding with Lotus
East regarding the repayment of the amounts advanced to that company.

DIRECTOR INDEPENDENCE

         Our Board of Directors has determined that directors Mel Rothberg, Dr.
Ian Ashley, and Caeli Widger are independent directors within The NASDAQ Stock
Market's director independence standards pursuant to Marketplace Rule 4200.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Sherb & Co., LLP served as our independent registered public accounting firm for 2007 and 2006. The following table shows the fees that were billed for the audit and other services provided by such firm for 2007 and 2006.

                                       50

                                              2007         2006
                                            -------      -------
         Audit Fees ..................      $75,000      $62,000
         Audit-Related Fees ..........       17,400       12,500
         Tax Fees ....................            0            0
         All Other Fees ..............            0            0
                                            -------      -------
                           Total .....      $92,400      $74,500

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly
Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.
Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

                                     PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT
NO.                                DESCRIPTION
-------  -----------------------------------------------------------------------

2.3      Share Exchange Agreement between S.E. Asia Trading Company, Inc., SEAA
         Stockholders and Lotus Pharmaceutical International, Inc. and the Lotus
         Pharmaceutical International, Inc. Stockholders dated September 6, 2006
         (1)
3.1      Certificate of Amendment effective December 14, 2006 (5)
3.2      Charter of S.E. Asia Trading Company, Inc. as filed with the State of
         Nevada (2)
3.3      Bylaws (2)
3.4      Certificate of Designation of the Relative Rights and Preferences of
         the Series A Convertible Redeemable Preferred Stock (8)
4.1      Form of Warrant (6)

10.1     Equity Pledge Agreement between Lotus Pharmaceutical International,
         Inc. and Liang Fang Pharmaceutical Co., Ltd. and Liang Fang's Majority
         Stockholders dated September 6, 2006 (3)
10.2     Operating Agreement between Lotus Pharmaceutical International, Inc., and Liang Fang, Liang Fang's Majority Stockholders dated September 6,
         2006 (3)
10.3     Proxy Agreement between Lotus Pharmaceutical International, Inc., Liang
         Fang, and Liang Fang s Majority Stockholders dated September 6, 2006
         (3)
10.4     Option Agreement between Lotus Pharmaceutical International, Inc. and
         Liang Fang, Liang Fang Majority Stockholders dated September 6, 2006
         (3)
10.5     Equity Pledge Agreement between Lotus Pharmaceutical International,
         Inc. and En Zhe Jia Shi Pharmaceutical Co., Ltd. and En Zhe Jia Shi's
         Majority Stockholders dated September 6, 2006 (3)
10.6     Operating Agreement between Lotus Pharmaceutical International, Inc., and En Zhe Jia Shi, En Zhe Jia Shi's Majority Stockholders dated
         September 6, 2006 (3)
10.7     Proxy Agreement between Lotus Pharmaceutical International, Inc., En
         Zhe Jia Shi, and En Zhe Jia Shi's Majority Stockholders dated September
         6, 2006 (3)
10.8     Option Agreement between Lotus Pharmaceutical International, Inc. and
         En Zhe Jia Shi, En Zhe Jia Shi's Majority Stockholders dated September
         6, 2006 (3)
10.9     Consulting Services Agreement between Lotus Pharmaceutical
         International, Inc. and Liang Fang Pharmaceutical Co., Ltd. dated
         September 6, 2006 (3)
10.10    Consulting Services Agreement between Lotus Pharmaceutical
         International, Inc., En Zhe Jia Shi Pharmaceutical Co., Ltd. dated
         September 6, 2006 (3)
10.11    Letter of Resignation by Mr. Thomas Miller to the Board of Directors of
         S.E. Asia Trading Company (3)
10.12    General Partnership Agreement between Genesis Equity Partners, LLC and
         Liang Fang Pharmaceutical, Ltd. dated March 15, 2006. (3)
10.13    Lease Agreement between Beijing Aoshikai Peace Lane Shopping Center and
         Liang Fang Pharmaceutical Co. Ltd. dated June 1, 2002. (3)
10.14    Lease Agreement between Beijing Aoshikai Peace Lane Shopping Center and
         Liang Fang Pharmaceutical Co. Ltd. dated June 1, 2005. (3)
10.15    Lease Agreement between Beijing Fengtai District Retired Officer
         Management Agency of General Logistics of P.L.A. and Liang Fang
         Pharmaceutical Co. Ltd. dated September 15, 2003. (3)
10.16    Lease Agreement between Beijing Fengtai District 2nd Sanatorium of
         General Logistics of P.L.A. and Liang Fang Pharmaceutical Co. Ltd.
         dated April 1, 2003. (3)
10.17    Lease Agreement between Beijing Qiji Investment and Management Center and Liang Fang Pharmaceutical Co. Ltd. dated October 10, 2005. (3)
10.18    Lease Agreement between Beijing South Palace Marketing Center and Liang
         Fang Pharmaceutical Co. Ltd. dated January 1, 2006. (3)
10.19    Lease Agreement between Beijing Xingfa Food Shop and Liang Fang
         Pharmaceutical Co. Ltd. dated January 1, 2006. (3)
10.20    Lease Agreement between Construction and Repair Agency of Haiying Group and Liang Fang Pharmaceutical Co. Ltd. dated December 31, 2000. (3)
10.21    Lease Agreement between Liu Zhongyi and Liang Fang Pharmaceutical Co.
         Ltd. Dated December 15, 2001. (3)
10.22    Lease Agreement between Real Estate Management Agency of General
         Logistics of P.L.A. and Drugstore (Wanshou Round Branch) of Liang Fang
         Pharmaceutical Co. Ltd. dated September 1, 2004. (3)
10.23    Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd.
         and Liu Zhongyi dated December 31, 2005. (3)
10.24    Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd.
         and Ma Zhaozhao dated December 31, 2005. (3)

10.25    Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd.
         and Song Guo an dated December 31, 2005. (3)
10.26    Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd.
         and Song Zhenghong dated December 31, 2005. (3)
10.27    Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd.
         and Zehng Guixin dated December 31, 2005. (3)
10.28    Letter Agreement among S.E. Asia Trading Company, Inc., Lynn
         Management, LLC and Dynacap Holdings Limited LLC dated September 13,
         2006. (3)
10.29    Bill of Sale between S.E. Asia Trading Company, Inc. and Charles Smith dated September 25, 2006. (3)
10.30    Loan Agreement among Beijing Liang Fang Pharmaceutical Co., Ltd. and Wu
         Lan Cha Bu Emergency Hospital (English version) (7)
10.31    Loan Agreement among Beijing Liang Fang Pharmaceutical Co., Ltd. and Wu
         Lan Cha Bu Emergency Hospital (Chinese version) (7)
10.32    Contract among Wu Lan Cha Bu Emergency Hospital Center and Beijing
         Liang Fang Pharmaceutical Co., Ltd. dated October 10, 2006 (English version) (7)
10.33    Contract among Wu Lan Cha Bu Emergency Hospital Center and Beijing
         Liang Fang Pharmaceutical Co., Ltd. dated October 10, 2006 (Chinese version) (7)
10.34    Assignment agreement among Beijing Liang Fang Pharmaceuticals Co., Ltd.
         and Dr. Liu Zhong Yi dated October 10, 2006 (English version) (7)
10.35    Assignment agreement among Beijing Liang Fang Pharmaceuticals Co., Ltd.
         and Dr. Liu Zhong Yi dated October 10, 2006 (Chinese version) (7)
10.36    Convertible Redeemable Preferred Share and Warrant Purchase Agreement
         dated February 25, 2008 by and among Lotus Pharmaceuticals, Inc., its founders Dr. Liu Zhong Yi and Mrs. Song Zhenghong, and certain accredited investors (6)
10.37    Form of Escrow Agreement (6)
10.38    Form of Closing Escrow Agreement (6)
21.1     Subsidiaries of the company (7)
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
         Sarbanes-Oxley Act of 2002 *
32.1     Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 *
32.2     Certification of Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 *

* Filed herein

(1)  Incorporated by reference from the Current Report on Form 8-K filed on
     September 7, 2006.
(2)  Incorporated by reference from the registration statement on Form SB-1, SEC
     File No. 333-118898, filed on September 10, 2004, as amended.
(3)  Incorporated by reference from the Current Report on Form 8-K filed on
     October 5, 2006.
(4)  Incorporated by reference from the Current Report on Form 8-K filed on
     November 13, 2006.
(5)  Incorporated by reference from the Current Report on Form 8-K filed on
     December 19, 2006.
(6)  Incorporated by reference from the Current Report on Form 8-K filed on
     February 26, 2008.
(7)  Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(8)  Incorporated by reference from the Current Report on Form 8-K/A as filed on
     February 29, 2008.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LOTUS PHARMACEUTICALS, INC.

                          By: /s/ Liu Zhong Yi
                              ----------------
                          Dr. Liu Zhong Yi, Chief Executive Officer and director
                          Date: April 14, 2008

                          By: /s/ Adam Wasserman
                              ------------------
                          Adam Wasserman, Chief Financial Officer
                          Date: April 14, 2008

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Liu Zhong Yi                Chief Executive Officer,          April 14, 2008
----------------                Chairman of the Board
Liu Zhong Yi

/s/ Ian Ashley                  Director                          April 14, 2008
--------------
Ian Ashley

/s/ Li Ping                     Director                          April 14, 2008
-----------
Li Ping

/s/ Liu Jin                     Director                          April 14, 2008
-----------
Liu Jin

/s/ Mel Rothberg                Director                          April 14, 2008
----------------
Mel Rothberg

/c/ Caeli Widger                Director                          April 14, 2008
----------------
Caeli Widger

/s/ Xian Xuemei                 Director                          April 14, 2008
---------------
Xian Xuemei

/s/ Song Zhenghong              Director                          April 14, 2008
------------------
Song Zhenghong
                                       54

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

                                    CONTENTS

Report of Independent Registered Public Accounting Firm ...........          F-2

Consolidated Financial Statements:

Notes to Consolidated Financial Statements ........................  F-7 to F-31

                                       F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lotus Pharmaceuticals, Inc. and Subsidiaries
Beijing, China

         We have audited the accompanying consolidated balance sheets of Lotus
Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the
related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lotus
Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the
results of their operations and their cash flows for the years ended December
31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ Sherb & Co., LLP
                                               --------------------
                                               Certified Public Accountants

Boca Raton, Florida
March 17, 2008

                                       F-2

                                LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                   -------------------------
                                                                                       2007         2006
                                                                                   -----------   -----------
                                                   ASSETS                                       (As Restated)
CURRENT ASSETS:
    Cash ........................................................................  $ 4,557,957   $ 2,089,156
    Accounts receivable, net of allowance for doubtful accounts and sale returns    20,430,827     7,277,067
    Inventories, net of reserve for obsolete inventory ..........................    3,410,739     3,133,677
    Prepaid expenses ............................................................    1,009,382       252,103
    Deferred debt costs .........................................................       29,340             -
                                                                                   -----------   -----------
        Total Current Assets ....................................................   29,438,245    12,752,003

PROPERTY AND EQUIPMENT - Net ....................................................    6,169,966     5,813,935

OTHER ASSETS
    Intangible assets, net of accumulated amortization ..........................    1,291,322     1,345,041
    Due from related party ......................................................            -     1,826,626
                                                                                   -----------   -----------
        Total Assets ............................................................  $36,899,533   $21,737,605
                                                                                   ===========   ===========
                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Convertible debt, net of debt discount ......................................  $ 2,561,645   $         -
    Accounts payable and accrued expenses .......................................      764,491       705,147
    Value-added and service taxes payable .......................................      572,200     2,047,851
    Advances from customers .....................................................       34,531       231,340
    Unearned revenue ............................................................      530,063       426,358
    Due to related parties ......................................................      323,178       925,484
                                                                                   -----------   -----------
        Total Current Liabilities ...............................................    4,786,108     4,336,180

LONG-TERM LIABILITIES:
    Due to related parties ......................................................      738,300       863,447
    Notes payable - related parties .............................................    4,738,508     4,729,880
                                                                                   -----------   -----------
        Total Liabilities .......................................................   10,262,916     9,929,507
                                                                                   -----------   -----------
SHAREHOLDERS' EQUITY:
    Preferred stock ($.001 par value; 10,000,000 shares authorized;
        No shares issued and outstanding) .......................................            -             -
    Common stock ($.001 par value; 200,000,000 shares authorized;
        41,794,200 and 41,280,000 shares issued and outstanding
        at December 31, 2007 and 2006, respectively) ............................       41,794        41,280
    Additional paid-in capital ..................................................    8,095,848     5,965,323
    Statutory reserves ..........................................................    2,161,505       769,930
    Retained earnings ...........................................................   14,355,913     4,530,360
    Other comprehensive gain - cumulative foreign currency translation adjustment    1,981,557       501,205
                                                                                   -----------   -----------
        Total Shareholders' Equity ..............................................   26,636,617    11,808,098
                                                                                   -----------   -----------
        Total Liabilities and Shareholders' Equity ..............................  $36,899,533   $21,737,605
                                                                                   ===========   ===========

                               See notes to consolidated financial statements
                                                     F-3

                       LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Year Ended
                                                                    December 31,
                                                           -----------------------------
                                                               2007              2006
                                                           ------------     ------------
                                                                            (As Restated)
NET REVENUES:
     Wholesale ........................................    $ 41,651,106     $ 25,430,069
     Retail ...........................................       3,471,960        3,532,623
     Other revenues ...................................      11,750,049        7,244,997
                                                           ------------     ------------
        Total Revenues ................................      56,873,115       36,207,689

COST OF SALES .........................................      33,678,963       26,129,687
                                                           ------------     ------------
GROSS PROFIT ..........................................      23,194,152       10,078,002
                                                           ------------     ------------
OPERATING EXPENSES:
     Selling expenses .................................       6,460,206        3,030,421
     Research and development .........................       2,411,651          387,337
     General and administrative .......................       3,014,002        2,191,400
                                                           ------------     ------------
        Total Operating Expenses ......................      11,885,859        5,609,158
                                                           ------------     ------------
INCOME FROM OPERATIONS ................................      11,308,293        4,468,844
                                                           ------------     ------------
OTHER INCOME (EXPENSE):
     Forgiveness of business and value-added taxes ....       2,160,795                -
     Debt issuance costs ..............................        (205,379)               -
     Registration rights penalty ......................        (110,000)               -
     Interest income ..................................         102,154                -
     Interest expense .................................      (2,038,735)        (325,824)
                                                           ------------     ------------
        Total Other Income (Expense) ..................         (91,165)        (325,824)
                                                           ------------     ------------
INCOME BEFORE INCOME TAXES ............................      11,217,128        4,143,020

INCOME TAXES ..........................................               -                -
                                                           ------------     ------------
NET INCOME ............................................    $ 11,217,128     $  4,143,020
                                                           ============     ============
COMPREHENSIVE INCOME:
     NET INCOME .......................................    $ 11,217,128     $  4,143,020

     OTHER COMPREHENSIVE INCOME:
        Unrealized foreign currency translation gain ..       1,480,352          327,568
                                                           ------------     ------------
     COMPREHENSIVE INCOME .............................    $ 12,697,480     $  4,470,588
                                                           ============     ============
NET INCOME PER COMMON SHARE:
     Basic ............................................    $       0.27     $       0.10
                                                           ============     ============
     Diluted ..........................................    $       0.26     $       0.10
                                                           ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic ............................................      41,417,434       40,360,530
                                                           ============     ============
     Diluted ..........................................      43,861,106       40,360,530
                                                           ============     ============

                      See notes to consolidated financial statements
                                           F-4

                                            LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           For the Years Ended December 31, 2007 and 2006

                                         Common Stock,
                                        $.001 Par Value
                                     ---------------------   Additional                                     Other          Total
                                      Number of                Paid-in       Retained      Statutory    Comprehensive   Shareholders'
                                       Shares      Amount      Capital       Earnings       Reserves       Income          Equity
                                     ----------   --------   -----------   ------------   -----------   -------------   -----------
Balance, December 31, 2005 .......   40,041,600   $ 40,042   $ 5,973,061   $    817,024   $   340,246   $     173,637   $  7,344,010

Recapitalization of Company ......    1,238,400      1,238        (7,738)             -             -               -         (6,500)

Appropriation to statutory reserve            -          -             -       (429,684)      429,684               -              -

Comprehensive income:
   Net income for the year .......            -          -             -      4,143,020             -               -      4,143,020

   Foreign currency translation
     adjustment ..................            -          -             -              -             -         327,568        327,568
                                                                                                                        ------------

   Total comprehensive income ....            -          -             -              -             -               -      4,470,588
                                     ----------   --------   -----------   ------------   -----------   -------------   ------------
Balance, December 31, 2006 .......   41,280,000     41,280     5,965,323      4,530,360       769,930         501,205     11,808,098

Discount on convertible debt .....            -          -     1,616,839              -             -               -      1,616,839

Common stock issued for services .      284,200        284       283,916              -             -               -        284,200

Common stock issued for conversion
  of convertible debt ............      230,000        230       229,770              -             -               -        230,000

Appropriation to statutory reserve            -          -             -     (1,391,575)    1,391,575               -              -

Comprehensive income:
   Net income for the year .......            -          -             -     11,217,128             -               -     11,217,128

   Foreign currency translation
     adjustment ..................            -          -             -              -             -       1,480,352      1,480,352
                                                                                                                        ------------

   Total comprehensive income ....            -          -             -              -             -               -     12,697,480
                                     ----------   --------   -----------   ------------   -----------   -------------   ------------
Balance, December 31, 2007 .......   41,794,200   $ 41,794   $ 8,095,848   $ 14,355,913   $ 2,161,505   $   1,981,557   $ 26,636,617
                                     ==========   ========   ===========   ============   ===========   =============   ============

                                           See notes to consolidated financial statements
                                                                 F-5

                         LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Year Ended
                                                                        December 31,
                                                               ------------------------------
                                                                   2007              2006
                                                               ------------      ------------
                                                                                 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...........................................     $ 11,217,128      $  4,143,020
    Adjustments to reconcile net income from operations to
     net cash provided by (used in) operating activities:
       Depreciation and amortization .....................          564,607           581,564
       Amortization of deferred debt issuance costs ......          205,379                 -
       Amortization of debt discount .....................        1,458,484                 -
       Stock issued for compensation .....................          284,200                 -
       (Decrease) increase in allowance for doubtful
       accounts and sales returns ........................       (2,385,354)        2,732,889
       Forgiveness of income and value-added taxes .......       (2,160,795)                -
    Changes in assets and liabilities:
       Accounts receivable ...............................       (9,764,076)       (8,922,247)
       Inventories .......................................          (58,942)        3,928,236
       Prepaid and other current assets ..................         (714,013)          (75,155)
       Accounts payable and accrued expenses .............           27,266           206,516
       Value-added and service taxes payable .............          608,526         1,999,675
       Unearned revenue ..................................           71,402           200,811
       Advances from customers ...........................         (204,267)           39,333
                                                               ------------      ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ......         (850,455)        4,834,642
                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections from related party advances ..............        1,061,009         1,243,742
    Purchase of property and equipment ...................         (381,772)           (1,480)
                                                               ------------      ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES ................          679,237         1,242,262
                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from convertible debt ...................        2,950,000                 -
    Payment of debt issuance costs .......................         (231,526)                -
    Repayments of related party advances .................         (816,732)         (737,291)
    Repayments of notes payable - related parties ........          509,351        (3,456,196)
                                                               ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......        2,411,093        (4,193,487)
                                                               ------------      ------------
EFFECT OF EXCHANGE RATE ON CASH ..........................          228,926            44,805
                                                               ------------      ------------
NET INCREASE IN CASH .....................................        2,468,801         1,928,222

CASH - beginning of year .................................        2,089,156           160,934
                                                               ------------      ------------
CASH - end of year .......................................     $  4,557,957      $  2,089,156
                                                               ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
       Interest ..........................................     $    477,001      $    325,824
                                                               ============      ============
       Income taxes ......................................     $          -      $          -
                                                               ============      ============
    Non-cash investing and financing activities:
       Due from related party offset against
       note payable - related parties ....................     $    813,650      $          -
                                                               ============      ============
       Common stock issued for conversion of
       convertible debt ..................................     $    230,000      $          -
                                                               ============      ============
       Debt discount for grant of warrants
       and beneficial conversion feature .................     $  1,616,839      $          -
                                                               ============      ============
       Intangible assets for related party liabilities ...     $          -      $  1,127,551
                                                               ============      ============

                        See notes to consolidated financial statements.
                                              F-6

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

Lotus Pharmaceuticals, Inc. ("Lotus" or the "Company"), formerly S.E. Asia
Trading Company, Inc. ("SEAA"), was incorporated on January 28, 2004 under the laws of the State of Nevada. SEAA operated as a retailer of jewelry, framed art and home accessories. In December 2006, SEAA changed its name to Lotus
Pharmaceuticals, Inc.

On September 6, 2006, the Company entered into a definitive Share Exchange
Agreement with Lotus Pharmaceutical International, Inc. ("Lotus International"),
whereby the Company acquired all of the outstanding common stock of Lotus
International in exchange for newly-issued stock of the Company to Lotus
International's shareholders. On September 28, 2006 (the closing date), Lotus
International became a wholly-owned subsidiary of the Company and Lotus
International's shareholders became the owners of the majority of the Company's voting stock. The acquisition of Lotus International by the Company was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Lotus International hold a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, Lotus
International is deemed to be the acquirer for accounting purposes.

Lotus International was incorporated under the laws the State of Nevada on
August 28, 2006 to develop and market pharmaceutical products in the People's
Republic of China ("PRC" or "China"). PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, Lotus operates its pharmaceutical business in China through
Beijing Liang Fang Pharmaceutical Co., Ltd. ("Liang Fang") and an affiliate of
Liang Fang, Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd. ("En Zhe Jia"), both of which are pharmaceutical companies headquartered in the PRC and organized under the laws of the PRC (hereinafter, referred to together as "Lotus East").
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

Operating Agreement. Pursuant to the operating agreement among Lotus, Lotus East and the shareholders of Lotus East, (collectively "Lotus East's Shareholders"),
Lotus provides guidance and instructions on Lotus East's daily operations, financial management and employment issues. The shareholders of Lotus East must designate the candidates recommended by Lotus as their representatives on Lotus
East's Board of Directors. Lotus has the right to appoint senior executives of
Lotus East. In addition, Lotus agreed to guarantee Lotus East's performance under any agreements or arrangements relating to Lotus East's business arrangements with any third party. Lotus East, in return, agreed to pledge its accounts receivable and all of its assets to Lotus. Moreover, Lotus East agreed that without the prior consent of Lotus, Lotus East would not engage in any transaction that could materially affect the assets, liabilities, rights or operations of Lotus East, including, without limitation, incurrence or

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization (continued)
------------------------

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

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Lotus and Lotus East, Lotus has the exclusive right to provide to Lotus East general pharmaceutical business operations services as well as consulting services related to the technological research and development of pharmaceutical products as well as general business operation advice and strategic planning (the "Services"). Under this agreement, Lotus owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Lotus East is required to pay a quarterly consulting service fees in Renminbi ("RMB"), the functional currency of the PRC, to Lotus that is equal to Lotus East's profits, as defined, for such quarter. To date, no consulting fees have been paid by Lotus East.

Equity Pledge Agreement. Under the equity pledge agreement between the shareholders of Lotus East and Lotus, the shareholders of Lotus East pledged all of their equity interests in Lotus East to Lotus to guarantee Lotus East's performance of its obligations under the technology consulting agreement. If
Lotus East or Lotus East's Shareholders breaches its respective contractual obligations, Lotus, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Lotus East's Shareholders also agreed that upon occurrence of any event of default, Lotus shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of Lotus East's Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Lotus may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of Lotus East agreed not to dispose of the pledged equity interests or take any actions that would prejudice Lotus' interest. The equity pledge agreement will expire two (2) years after Lotus East's obligations under the exclusive consulting services agreements have been fulfilled.

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

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization (continued)
------------------------

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

As of December 31, 2007, Liang Fang owns and operates 10 drug stores throughout
Beijing, China. These drugstores sell Western and traditional Chinese medicines, and medical treatment accessories.

Liang Fang's affiliate, En Zhe Jia is a Chinese limited liability company and was formed under laws of the People's Republic of China on September 17, 1999.
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

On May 29, 2007, the Company formed a new entity, Lotus Century Pharmaceutical
(Beijing) Technology Co., Ltd. ("Lotus Century"), a wholly foreign-owned enterprise ("WFOE") organized under the laws of the Peoples' Republic of China.
Lotus Century is a Chinese limited liability company and a wholly-owned subsidiary of Lotus Pharmaceutical International, Inc. Lotus Century intends to be engaged in development of innovative medicines, medical technology consulting and outsourcing services, and related training services.

Basis of presentation
---------------------

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

The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable
Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research
Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. As a VIE, Lotus East's revenues are included in the Company's total revenues, its income from operations is consolidated with the Company's, and the Company's net income includes all of Lotus East's net income.

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates
----------------

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, accruals for taxes due and stock-based compensation.

Fair value of financial instruments
-----------------------------------

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses, convertible debt, customer advances, and amounts due from/to related parties approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents
-------------------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the
United States. Balances in the United States are insured up to $100,000 at each bank.

Accounts receivable
-------------------

The Company records accounts receivable, net of an allowance for doubtful accounts and sales returns. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within "General and administrative expenses". Accounts are written off after exhaustive efforts at collection. The Company policy regarding sales returns is discussed below.
The activity in the allowance for doubtful accounts and sales returns accounts for accounts receivable for the years ended December 31, 2007 and 2006 is as follows:

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                       Allowance      Allowance
                                      for doubtful    for sales
                                        accounts       returns         Total
                                      -----------    -----------    -----------
Balance - December 31, 2005 .......   $    45,161    $         -    $    45,161
Additions .........................       482,853      2,250,081      2,732,934
Foreign currency translation
  adjustments .....................        11,613         47,318         58,931
                                      -----------    -----------    -----------
Balance - December 31, 2006 .......       539,627      2,297,399      2,837,026
Reductions ........................       (26,617)    (2,354,720)    (2,381,337)
Foreign currency translation
  adjustments .....................        35,073         57,321         92,394
                                      -----------    -----------    -----------

Balance - December 31, 2007 .......   $   548,083    $         -    $   548,083
                                      ===========    ===========    ===========

Inventories
-----------

Inventories, consisting of raw materials and finished goods related to the
Company's products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the
Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. The Company recorded an inventory reserve of $42,554 and $280,251, respectively, for the year ended December 31, 2007 and 2006.

Property and equipment
----------------------

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

Impairment of long-lived assets
-------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets", the Company
periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31,
2007 and 2006.

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers
-----------------------

Advances from customers at December 31, 2007 and 2006 of $34,531 and $231,340,
respectively, consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the advances as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

Income taxes
------------

The Company is governed by the Income Tax Law of the People's Republic of China
and the United States. Income taxes are accounted for under Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Earnings per common share
-------------------------

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

                                                           FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                        ------------------------
                                                            2007         2006
                                                        -----------  -----------
Net income for basic and diluted earnings per share ..  $11,217,128  $ 4,143,020
                                                        -----------  -----------

Weighted average shares outstanding - basic ..........   41,417,434   40,360,530
Effect of dilutive securities:
Convertible debentures ...............................    2,443,672            -
                                                        -----------  -----------
Weighted average shares outstanding- diluted .........   43,861,106   40,360,530
                                                        -----------  -----------
Earnings per share - basic ...........................  $      0.27  $      0.10
                                                        ===========  ===========
Earnings per share - diluted .........................  $      0.26  $      0.10
                                                        ===========  ===========

In 2007, 1,500,000 outstanding warrants have not been included in the calculation of diluted earnings per shares as the effect would be anti-dilutive.

Revenue recognition
-------------------

Product sales

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission's (SEC) Staff

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Bulletin (SAB) No. 101, " Revenue Recognition in Financial Statements
" as amended by SAB No. 104 (together, "SAB 104"), and Statement of Financial
Accounting Standards (SFAS) No. 48 " Revenue Recognition When Right of Return
Exists. " SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if the seller's price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, the buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by the seller, the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and the amount of future returns can be reasonably estimated.

The Company's net product revenues represent total product revenues less allowances for returns.

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
Historically, approximately 65% of our total revenues consist of sales of four principal products and product returns from these principal products, as well as the Company's other products, have been immaterial. Accordingly, based upon the
Company's experience, it historically does not record a reserve at the time of sale and there have been no accounting entries related to its product return policy which have reduced its gross revenues or had any material impact on its financial statements. However, during the fourth quarter of fiscal 2006, the
Company sold approximately $2,300,000 of products which were either less popular products or products that were nearing their expiration dates to existing customers at reduced prices in a one-time transaction. The customers had the right to return these products pursuant to our product return policy.

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accordingly, the Company reduced its allowance for sales returns as during 2007 by $2,200,000 recorded as a reserve at December 31, 2006. The collection of this receivable had the effect of increasing the Company's net income for the year ended December 31, 2007 by $2,200,000, even though the sales of these products were actually made during the fourth quarter of fiscal 2006. Because the Company recorded the costs associated with these products in its cost of sales during fiscal 2006, both the Company's gross profit margin and income from operations for the year ended December 31, 2007 increased by $2,200,000. The allowance for product returns at December 31, 2007 and 2006 was $0 and $2,297,399, respectively.

Because of the one-time nature of the transaction and the age of the products sold, the Company did not believe that the customary assumptions which it utilizes when determining the amount of reserve to establish for product returns, were appropriate, as it was more than remotely possible that all or substantially all of the products would be returned by the customer and the
Company would not collect any revenues from this transaction. During the year ended December 31, 2007 the Company collected substantially all of the amounts billed to these customers for the product.

Other revenues

         Other revenues consist of (i) leasing revenues received for the lease of retail space to various retail merchants; (ii) advertising revenues from the lease of counter space at the Company's retail locations; (iii) leasing revenue from the lease of retail space to licensed medical practitioners; (iv) revenues received by the Company for research and development projects and lab testing jobs conducted on behalf of third party companies, and; (v) revenues received for performing third party contract manufacturing projects. In connection with third-party manufacturing, the customer supplies the raw materials and we are paid a fee for manufacturing their product and revenue is recognized at the completion of the manufacturing job. The Company recognizes revenues from leasing of space and advertising revenues as earned from contracting third parties. The Company recognizes revenues upon performance of any research or lab testing jobs. Revenues received in advance are reflected as deferred revenue on the accompanying balance sheet. Additionally, the Company receives income from the sale of developed drug formulas. Income from the sale of drug formulas, if any, are recognized upon performance of all of the Company's obligations under the respective sales contract and are included in other income on the accompanying consolidated statement of operations.

Concentrations of credit risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.
Substantially all of the Company's cash is maintained with state-owned banks within the People's Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.
The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping costs
--------------

Shipping costs are included in cost of sales and totaled $420,082 and $570,152 for the years ended December 31, 2007 and 2006, respectively.

Advertising
-----------

Advertising is expensed as incurred. Advertising expenses are included in selling expenses and totaled $2,602,997 and $81,888 for the years ended December
31, 2007 and 2006, respectively.

Foreign currency translation
----------------------------

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi ("RMB").
Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2007 and 2006 was
$228,926 and $44,805, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at December 31, 2007 and 2006 were translated at
7.3141 RMB to $1.00 USD and at 7.8175 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the years ended December 31, 2007 and 2006 were
7.6172 RMB and 7.9819 RMB to $1.00 USD, respectively. In accordance with
Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows,"
cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Research and development
------------------------

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the
Company's products and fees paid to third parties. In the fourth quarter of
2007, the Company entered into a various research and development agreement with third parties. Under the research and development agreements, the third parties are responsible for designing, researching and developing designated pharmaceutical projects for the Company. As part of the agreements, the Company paid RMB 24,000,000 (approximately $3.2 million) to these third parties. The
Company will have the primary ownership of the designated research and development project results. For the year ended December 31, 2007 and 2006, the
Company expensed $2,411,651 and $387,337 as research and development expense, respectively, and paid for future research and development services in the amount of $769,742 at December 31, 2007, which has been included in prepaid expenses on the accompanying balance sheets and expensed over the contract term.

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accumulated other comprehensive income
--------------------------------------

Accumulated other comprehensive income consisted of unrealized gains on currency translation adjustments from the translation of financial statements from
Chinese RMB to US dollars. For the years ended December 31, 2007 and 2006, accumulated other comprehensive income was $1,480,352 and $327,568, respectively.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the FASB issued SFAS No. 157,"Fair Value Measurements" (SFAS
157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1,
Accounting for Consideration Given by a Service Provider to Manufacturers or
Resellers of Equipment Necessary for an End-Customer to Receive Service from the
Service Provider (EITF 06-1). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 will be effective on January 1, 2008. The adoption of
EITF 06-1 will not have any effect on the Company's financial position or results of operations.

In December 2006, FASB Staff Position No. EITF 00-19-2,"Accounting for
Registration Payment Arrangements" was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS
No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159,"The Fair Value Option for
Financial Assets and Financial Liabilities, Including an Amendment of FASB
Statement No. 115" , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.
Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards
No. 141R, Business Combinations (SFAS 141R) and Statement of Financial
Accounting Standards No. 160, Accounting and Reporting of Non-controlling
Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS
160). These two standards must be adopted in conjunction with each other on a

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
--------------------------------------------

prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a
100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers' shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings, (d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition, (g) earn-out arrangements may be required to be re-measured at fair value and (h) recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense.
The Company anticipates these new standards will significantly affect the
Company's accounting for future business combinations following adoption on
January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative
Instruments and Hedging Activities-- an amendment of FASB Statement No. 133 "
("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under
Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after
November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

Reclassifications
-----------------

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

NOTE 2 - ACCOUNTS RECEIVABLE

At December 31, 2007 and 2006, accounts receivable consisted of the following:

                                                      2007             2006
                                                  ------------     ------------
Accounts receivable ..........................    $ 20,978,910     $ 10,114,093
Less: allowance for sales returns ............               -       (2,297,399)
Less: allowance for doubtful accounts ........        (548,083)        (539,627)
                                                  ------------     ------------
                                                  $ 20,430,827     $  7,277,067
                                                  ============     ============

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 3 - INVENTORIES

At December 31, 2007 and 2006,  inventories consisted of the following:

                                                      2007             2006
                                                  ------------     ------------
Raw materials ................................    $  2,312,111     $  2,500,564
Work in process ..............................         279,759                -
Packaging materials ..........................          52,967                -
Finished goods ...............................         808,456          913,364
                                                  ------------     ------------
                                                     3,453,293        3,413,928
Less: reserve for obsolete inventory .........         (42,554)        (280,251)
                                                  ------------     ------------
                                                  $  3,410,739     $  3,133,677
                                                  ============     ============

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2007 and 2006, property and equipment consist of the following:

                                        Useful Life       2007          2006
                                       -------------  -----------   -----------
Office equipment and furniture ......    5-8 Years    $   154,488   $   136,609
Manufacturing equipment .............  10 - 15 Years    5,032,601     4,708,531
Building and building improvements ..  20 - 40 Years    2,938,966     2,385,656
                                                      -----------   -----------
                                                        8,126,055     7,230,796
Less: accumulated depreciation                         (1,956,089)   (1,416,861)
                                                      -----------   -----------
                                                      $ 6,169,966   $ 5,813,935
                                                      ===========   ===========

For the years ended December 31, 2007 and 2006, depreciation expense amounted to
$424,135 and $397,951, of which $413,586 and $375,850 is included in cost of sales, respectively

NOTE 5 - INTANGIBLE ASSETS

The Company has manufacturing rights for two issued drugs. The manufacturing rights issued are in connection with the Company's products Valsartan and
Brimonidine. The manufacturing rights for Valsartan became effective in November
2000 and had a life of 6.5 years, which expired in 2007. The manufacturing rights for Brimonidine became effective on August 27, 2005 and have a life of 5 years.

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital ("Wu Lan"), whereby the Company agreed to lend to Wu Lan approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu
Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company's chief executive officer,
Mr. Liu, lent these funds to Wu Lan on behalf of the Company. The Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr.
Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 5 - INTANGIBLE ASSETS (continued)

sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of $1,151,263 to be paid in 5 equal annual installments of approximately $230,000.
Accordingly, the Company recorded an intangible asset of $1,151,263 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company will amortize this exclusive right over a term of 20 years.

At December 31, 2007 and 2006, intangible assets consist of the following:

                                                      2007              2006
                                                  -----------       -----------
Manufacturing rights .......................      $ 1,187,569       $ 1,111,097
Revenue rights .............................        1,230,500         1,151,263
                                                  -----------       -----------
                                                    2,418,069         2,262,360
Less:  accumulated amortization ............       (1,126,747)         (917,319)
                                                  -----------       -----------
                                                  $ 1,291,322       $ 1,345,041
                                                  ===========       ===========

Amortization expense amounted to approximately $140,472 and $183,613 for the year ended December 31, 2007 and 2006.

Amortization expense attributable to future periods is as follows:

Year ending December 31:
2008 ...................    $   143,558
2009 ...................        117,220
2010 ...................         61,525
2011 ...................         61,525
2012 and thereafter.....        907,494
                            -----------
                            $ 1,291,322
                            ===========

NOTE 6 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

At December 31, 2006, the Company had a receivable of $1,826,626 from an affiliated entity owned by the Company's chief executive officer. During the year ended December 31, 2007, this related party repaid approximately $1,061,000 of these advances. On December 31, 2007, the Company's chief executive officer agreed to offset the remaining balance due was against note payable related party in the amount of approximately $814,000. For the year ended December 31,
2007 and 2006, activity in due from related party is as follows:

                                                      2007              2006
                                                   -----------      ------------
Balance at beginning of year .................     $ 1,826,626      $ 2,999,637
Repayments made ..............................      (1,061,009)      (1,243,742)
Amount offset against notes payable -
   related parties ...........................        (813,650)               -
Foreign currency fluctuations ................          48,033           70,731
                                                   -----------      -----------
Balance at end of year .......................     $         -      $ 1,826,626
                                                   ===========      ===========

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following at December 31, 2007 and 2006:
                                                                                    2007          2006
                                                                                 ----------    ----------
Note to Song Guoan, father of Song Zheng Hong, director and spouse of Liu
Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of
current bank rate (6.26% at December 31, 2007), and unsecured ...............    $1,895,424    $1,880,397

Note to Zheng Gui Xin, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at December 31, 2007), and
unsecured ...................................................................     1,545,645     1,446,114

Note to Ma Zhao Zhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at December 31, 2007), and
unsecured ...................................................................       619,027       579,165

Note to Liu Zhong Yi, officer and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at December 31,
2007), and unsecured ........................................................       136,244       568,367

Note to Song Zheng Hong, director and spouse of the Company chief executive officer, Liu Zhong Yi, due on December 30, 2015 with variable annual interest
at 80% of current bank rate (6.26% at December 31, 2007), and unsecured .....       542,168       255,837
                                                                                 ----------    ----------
     Total notes payable - related parties, long term .......................    $4,738,508    $4,729,880
                                                                                 ==========    ==========

For the years ended December 31, 2007 and 2006, interest expense related to these related loans amounted to $209,834 and $325,824, respectively.

DUE TO RELATED PARTIES

Prior to fiscal 2006, an employee of the Company, from time to time, provided advances to the Company for operating expenses. During the year ended December
31, 2007 and 2006, the Company repaid approximately $118,919 and $378,042 of these advances, respectively. At December 31, 2007 and 2006, the Company had a
payable to this employee amounting to $34,072 and $547,481, respectively. These advances are short-term in nature and non-interest bearing.

Prior to fiscal 2006, the chief executive officer of the Company and his spouse, from time to time, provided advances to the Company for operating expenses.
During the year ended December 31, 2007 and 2006, the Company repaid $561,878 and $302,871 of these advances, respectively. At December 31, 2007 and 2006, the
Company had a payable to the chief executive officer and his spouse amounting to
$0 and $147,750, respectively. These advances are short-term in nature and non-interest bearing.

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital ("Wu Lan"), whereby the Company agreed to lend to Wu Lan approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu
Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company's chief executive officer,
Mr. Liu, lent these funds to Wu Lan on behalf of the Company. Accordingly, the
Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,137,000 to be paid in 5 equal annual installments of approximately $230,000. Accordingly, the Company recorded an intangible asset of approximately $1,137,000 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20)
years and a corresponding related party liability. For the year ended December
31, 2007 and 2006, the Company paid approximately $195,000 and $56,000 of this related party liability, respectively. At December 31, 2007 and 2006, amounts due under this assignment agreement amounted to $966,198 and $1,093,700 of which
$738,300 and $863,447 is included in long-term liabilities and has been included in due to related parties on the accompanying balance sheets, respectively.

At December 31, 2007, the Company has recorded accrued interest relating to notes payable - related parties of $61,208, which has been included in due to related parties on the accompanying balance sheets.

For the year ended December 31, 2007 and 2006, a summary of activities in due to related parties is as follows:

                                                    Working
                                  Assignment        capital         Accrued
                                  fee payable       advances        interest         Total
                                  -----------     -----------     -----------     -----------
Balance  - December 31, 2005      $         -     $ 1,346,958     $         -     $ 1,346,958
Additions ...................       1,137,000               -               -       1,137,000
Payments made ...............         (56,378)       (680,913)              -        (737,291)
Foreign currency fluctuations          13,078          29,186               -          42,264
                                  -----------     -----------     -----------     -----------
Balance  - December 31, 2006        1,093,700         695,231               -       1,788,931
Additions ...................               -               -          58,774          58,774
Payments made ...............        (194,709)       (680,797)              -        (875,506)
Foreign currency fluctuations          67,207          19,638           2,434          89,279
                                  -----------     -----------     -----------     -----------
Balance  - December 31, 2007      $   966,198     $    34,072     $    61,208     $ 1,061,478
                                  ===========     ===========     ===========     ===========

NOTE 7 - CONVERTIBLE DEBT

On February 12, 2007, the Company entered into Subscription Agreements with certain accredited investors (the "Purchasers"). Pursuant to the Agreements, the
Company issued to the Purchasers Secured Convertible Notes, ("Notes"), with an aggregate principal value of $3,000,000, plus interest on the unpaid principal balance at a rate equal to 14.0% per annum. The maturity date of the Notes is
February 12, 2008. Interest on the Notes commenced accruing on February 12, 2007 and is payable on April 30, 2007 and on the last business day of each calendar quarter thereafter. Interest is payable in cash, except that upon notice to the
Purchasers in writing not less than 15 trading days prior to the relevant interest payment date, the Company may deliver common stock that were registered exclusively for the purpose of satisfying the payment of interest and not principal ("Interest Shares") valued at 75% of the average of the three lowest closing bid prices of the common stock as report by Bloomberg L.P. for the 20 trading days ending on the trading day preceding the relevant interest payment date. In the event of default under the terms of the Notes, at the option of the
Purchaser, all sums of principal and interest remaining unpaid will become immediately due and payable. The notes are convertible into shares of common stock of the Company a rate equal to $1.00 per share, subject to adjustment. The transaction closed on February 12, 2007.

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 7 - CONVERTIBLE DEBT (continued)

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

In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the
convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company's common stock. This convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible notes of $808,420 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the 12-months note term.

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
risk-free interest rate of 4.62%; volatility of 105% and an expected term of five years.

During the year ended December 31, 2007, amortization of debt issue costs was
$205,379. The remaining balance of debt issue costs at December 31, 2007 was
$29,340. The amortization of debt discounts for the year ended December 31, 2007 was $1,458,484, which has been included in interest expense on the accompanying statement of operations. The balance of the debt discount is $208,355 at
December 31, 2007.

The Notes are secured by a Security Agreement, a Pledge Agreement, a Guaranty,
and Share Pledge Agreements (collectively, the "Security Agreements"). In the event of a default, the Security Agreements grants to S. Michael Rudolph, as collateral agent for the Purchasers, a security interest in all right, title and interest of Debtors, as that term is defined therein, to and in respect of all
Accounts, Goods, real or personal property, all present and future books and records relating to the foregoing and all products and Proceeds of the foregoing, as set forth therein, and all security interests, as set forth therein, of the Company, Lotus Pharmaceutical International, Inc. Beijing Liang
Fang Pharmaceutical Co., Ltd. and Beijing En Zhe Jia Shi Pharmaceutical Co.,
Ltd. In addition, Liu Zhong Yi, the Company's president and chief executive officer, pledged his 18,782,400 shares of the Company's common stock, Song
Zhenghong, a director of the Company and spouse of Liu Zhong Yi, pledged her
6,708,000 shares of the Company's common stock, and the Company pledged its
38,800 shares of Lotus's common stock in the event of a default under the Notes.
Events of default include, but are not limited to, (i) the Company's failure to pay any installment of principal, interest or other sum due under the Notes when due and such failure continues for a period of 5 business days after the due date, (ii) the commencement of a voluntary or involuntary liquidation, or other relief with respect to the Company or its debts under bankruptcy, insolvency or other similar law, that is not dismissed with 45 days of initiation (iii) final judgments for the payment in excess of $100,000 are rendered against the
Company, and remain unpaid, unvacated, unbonded or unstayed for a period of 45 days (iv) or any breach or failure to comply in any respect with the terms of the Notes or any agreements entered into in connection with the transactions contemplated by the Agreements.

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 7 - CONVERTIBLE DEBT (continued)

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

The Company granted registration rights to holders of the Securities. Generally, the Company shall file with the Commission a Form SB-2 registration statement
(the "Registration Statement") (or such other form that it is eligible to use)
in order to register the Registrable Securities for resale and distribution under the 1933 Act within forty-five (45) calendar days after the Closing Date
(the "Filing Date"), and cause the Registration Statement to be declared effective not later than one hundred and fifty (150) calendar days after the
Closing Date (the "Effective Date"). If the Registration Statement was not filed on or before the Filing Date or was not declared effective on or before the
Effective Date, then the Company shall deliver to the holder of Registrable
Securities, as Liquidating Damages, an amount equal to two percent (2%) for the first day of such Non-Registration Event and two percent (2%) for each thirty
(30) days (or such lesser pro-rata amount for any period of less than thirty
(30) days) of the Purchase Price of the outstanding Notes. The Company must pay the Liquidated Damages in cash. The Liquidated Damages must be paid within ten
(10) days after the end of each thirty (30) day period or shorter part thereof for which Liquidated Damages are payable. The Company filed its registration on
April 25, 2007 and it was declared effective on May 4, 2007. For the year ended
December 31, 2007, the Company recorded registration rights penalty expense of
$110,000.

During 2007, the Company issued 230,000 shares of its common stock upon conversion of debt.

The convertible debenture liability is as follows at December 31, 2007:

Convertible debentures payable .............................        $ 2,770,000
Less: unamortized discount on debentures ...................           (208,355)
                                                                    -----------
Convertible debentures, net ................................        $ 2,561,645
                                                                    ===========

In February 2008, in connection with a private placement (See Note 12), the convertible debt and any unpaid interest was repaid in full.

NOTE 8 - SHAREHOLDERS' EQUITY

In February 2007, the Company's Board of Directors and its consenting majority stockholders have adopted and approved an amendment to increase the number of the Company's authorized shares of capital stock from 50,000,000 to 210,000,000 total authorized shares of capital stock. The capital stock shall consist of
200,000,000 authorized shares of Common Stock, $0.001 par value per share, and
10,000,000 authorized shares of Preferred Stock, with a par value $0.001 per share.

In May 2007, the Company issued 74,200 shares of common stock to an officer and a director of the Company for services rendered. The shares were issued at the fair values at the date of the grant of $74,200 or $1.00 per share. Accordingly, the Company recorded stock-based compensation of $74,200.

In September 2007, the Company issued 210,000 shares of common stock to seven directors of the Company for services rendered. The shares were issued at the fair values at the date of the grant of $210,000 or $1.00 per share.
Accordingly, the Company recorded stock-based compensation of $210,000.

During the three months ended December 2007, the Company issued 230,000 shares of its common in connection with the conversion of $230,000 of convertible debt.

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 8 - SHAREHOLDERS' EQUITY (continued)

In connection with the debt financing (See Note 7), the Company granted
1,500,000 to investors purchase up to 1,500,000 shares of common stock of the
Company at an exercise price of $1.50 per share. The Warrants have a term of 5 years after the issue date of February 12, 2007. On February 25, 2008, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (See
Note 14), the exercise price of these warrants were reduced to $1.20 per share.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the
Income Tax Law of the People's Republic of China and the United States.

Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Since 2002, the Company has been entitled to an income tax exemption for a six-year period and was exempted from all of its income tax in the 2007 and 2006 period. The estimated tax savings due to the tax exemption for the years ending December 31, 2007 and
2006 amounted to approximately $4,600,000 and $1,400,000, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for December 31, 2007 and 2006 to $0.16 and $0.07, respectively.

Lotus Pharmaceuticals, Inc. was incorporated in the United States and has incurred net operating losses of $704,000 for income tax purposes for the year ended December 31, 2007 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forwards for United States income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilize, through
2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. The valuation allowance at December 31, 2007 was approximately $246,000. The consolidated income is earned overseas and the
Company does not intend to repatriate the funds and, in the event of repatriation there will be a tax on the repatriated income

The components of income (loss) before income tax consist of the following:

                                            Year Ended December 31,
                                        ------------------------------
                                            2007               2006
                                        ------------       -----------
         U.S. Operations .........      $ (2,801,788)      $  (153,800)
         Chinese Operations ......        14,018,916         4,296,820
                                        ------------       -----------
                                        $ 11,217,128       $ 4,143,020
                                        ============       ===========

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 9 - INCOME TAXES (continued)

The table below summarizes the differences between the U.S. statutory federal rate and the Company's effective tax rate and as follows for years ended
December 31, 2007 and 2006:
                                                               2007      2006
                                                              ------    ------
US Statutory rates .......................................     34.0%     34.0%
US effective rate in excess of China tax rate ............     (0.4%)    (0.4%)
China income tax exemptions ..............................    (42.1%)   (34.0%)
Non-deductible stock-based compensation and interest .....      5.3%      0.0%
US valuation allowance ...................................      3.2%      0.4%
                                                              ------    ------
                                                                0.0%      0.0%
                                                              ======    ======

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:
                                                           2007          2006
                                                        ---------     ---------
Tax benefit of net operating loss carryforward .....    $ 246,000        58,444
Valuation allowance ................................     (246,000)      (58,444)
                                                        ---------     ---------
Net deferred tax asset .............................    $       -             -
                                                        =========     =========

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2007 and 2006, due to the uncertainty of realizing the deferred income tax assets related to the U.S. net operating loss carryforward.

Beginning January 1, 2008, the new PRC Enterprise Income Tax ("EIT") law will replace the existing laws for PRC Domestic Enterprises ("DES") and PRC Foreign
Invested Enterprises ("FIEs"). The key changes are:

a. The new standard PRC EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%; and

b. Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next
   5 years or until the tax holiday term is completed, whichever is sooner.

BUSINESS TAX and VALUE ADDED TAX

The Company is subject to value added tax ("VAT") for manufacturing products and business tax for services provided. The applicable VAT tax rate is 17% for products sold in the PRC, and the business tax rate is 5% for services provided in PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid value added taxes ("VAT") and business tax based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. According to the PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 9 - INCOME TAXES (continued)

amount of the late or deficient tax payable, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. At December 31, 2007 and 2006, the Company accrued $572,200 and $2,047,851, respectively of unpaid business and value-added taxes.

In January 2008, the Chinese local government granted Lotus East a special tax waiver to exempt and release any unpaid value added tax liabilities and any related penalties as of December 31, 2007 and for all periods prior to December
31, 2007. In connection with this special tax waiver, the Company recorded a gain from forgiveness of unpaid value-added tax of $2,160,795.

NOTE 10 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131,
Disclosure about Segments of an Enterprise and Related Information. In the year ended December 31, 2007 and 2006, the Company operated in two reportable business segments - (1) the manufacture and distribution of pharmaceutical products and (2) the retailing of traditional and Chinese medicines and supplies through ten drug stores located in Beijing China and other ancillary revenues generated from retail location such as advertising income, rental income, and examination income. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the year ended December 31, 2007 and 2006 is as follows:

                                          WHOLESALE AND
                                           THIRD-PARTY      RETAIL
                 2007                     MANUFACTURING   OPERATIONS     UNALLOCATED       TOTAL
--------------------------------------    -------------   -----------   ------------   ------------

NET REVENUES .........................    $  51,133,678   $ 4,932,583   $    806,854   $ 56,873,115
                                          -------------   -----------   ------------   ------------
COST OF SALES (EXCLUDING DEPRECIATION)       29,404,614     3,830,206         30,557     33,265,377
OPERATING EXPENSES (EXCLUDING
  DEPRECIATION AND AMORTIZATION) .....                -             -     11,734,838     11,734,838
DEPRECIATION AND AMORTIZATION ........          392,907        20,679        151,021        564,607
OTHER EXPENSE (INCOME) ...............                -             -     (1,947,570)    (1,947,570)
INTEREST EXPENSE .....................                -             -      2,038,735      2,038,735
                                          -------------   -----------   ------------   ------------
NET INCOME ...........................    $  21,336,157   $ 1,081,698   $(11,200,727)  $ 11,217,128
                                          =============   ===========   ============   ============

                                          WHOLESALE AND
                                           THIRD-PARTY      RETAIL
                 2006                     MANUFACTURING   OPERATIONS     UNALLOCATED       TOTAL
--------------------------------------    -------------   -----------   ------------   ------------

NET REVENUES .........................    $  30,285,471   $ 4,800,553   $  1,121,665   $ 36,207,689
                                          -------------   -----------   ------------   ------------

COST OF SALES (EXCLUDING DEPRECIATION)       21,853,466     3,856,494         29,782     25,739,742
OPERATING EXPENSES (EXCLUDING
  DEPRECIATION AND AMORTIZATION) .....                -             -      5,417,539      5,417,539
DEPRECIATION AND AMORTIZATION ........          371,153        18,792        191,619        581,564
INTEREST EXPENSE .....................                -             -        325,824        325,824
                                          -------------   -----------   ------------   ------------
NET INCOME ...........................    $   8,060,852   $   925,267   $ (4,843,099)  $  4,143,020
                                          =============   ===========   ============   ============

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 10 - SEGMENT INFORMATION (continued)

The Company does not allocate selling and general and administrative expenses to its reportable segments, because these activities are managed at a corporate level.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. Substantially all of the
Company's assets are located in China.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and manufacturing space under leases in Beijing, China that expire through July 2019.

Future minimum rental payments required under these operating leases are as follows:

Year ending December 31:
         2008 .................  $   242,110
         2009 .................      199,949
         2010 .................      119,603
         2011 .................       98,461
  2012 and thereafter..........      738,460
                                 -----------
Total minimum lease payments ..  $ 1,398,583
                                 ===========

For the years ended December 31, 2007 and 2006, rent expense amounted to
$242,856 and $206,965, respectively.

NOTE 12 - OPERATING RISK

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

(b) Products risk

In addition to competing with other manufacturers of pharmaceutical product offerings, the Company competes with larger Chinese and International companies who may have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These Chinese companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive.

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

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 13 - RESTATEMENT

For the year ending December 31, 2006, the Company revised certain accounting treatment related to the recording of an intangible asset and a corresponding related party liability associated with an assignment agreement and exclusive revenue rights as described in Notes 4 and 5. The Company initially did not record the value of the intangible asset and corresponding liability and treated payment due under the assignment agreement as a periodic payment of interest expense to the Company's chief executive officer. Subsequently, the Company determined that an intangible asset and a corresponding related party liability should have been recorded. Accordingly, the adjustments to the financial statements for this adjustment were as follows:

1. Balance Sheet:

         a) Intangible assets increased by $1,136,872 to $1,345,041 from
$208,169 and total assets increased by $1,136,872. This increase reflects the addition of an intangible asset of $1,151,263 offset by an increase in accumulated amortization of $14,391

         b) Due to related parties increased by $1,093,700 which increased total current liabilities by $230,253 and long-term liabilities by $863,447. This increase reflects the addition of a related party payable of $1,151,263 offset by the repayment of this payable of approximately $57,500. Stockholders' equity increased $43,172 which reflect the changes made to the balance sheet and statement of operations as well as an increase in comprehensive income of $889.

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

NOTE 14 - SUBSEQUENT EVENT

In January 2008, the Company issued 250,000 shares of its common in connection with the conversion of $250,000 of convertible debt.

On February 25, 2008, the Company entered into a Convertible Redeemable
Preferred Share and Warrant Purchase Agreement (the "Purchase Agreement") by and
among the Company, Dr. Liu Zhong Yi and Mrs. Song Zhenghong (the "Founders"),
and accredited investors (each a "Purchaser" and collectively, the
"Purchasers"), pursuant to which the Company sold to the Purchasers 5,747,118 shares of the Company's series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the Company's common stock, in a private placement pursuant to Regulation D under the Securities Act of 1933, for the aggregate purchase price of $5 million (the "Transaction"). The Transaction closed on February 25, 2008 (the "Closing Date"). Net proceeds, exclusive of expenses of the Transaction, from the sale to the Company were $4.6 million, after the Company paid fees of $400,000 to Maxim Group, LLC, its placement agent for the Transaction. The Company used $2,576,556 of the net proceeds of the
Transaction to repay in full all of its outstanding obligations under the 14%
Secured Convertible Notes due February 2008 and the Company will use the remainder of the net proceeds for working capital and general corporate purposes.

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 14 - SUBSEQUENT EVENT (continued)

The Purchase Agreement includes customary representations and warranties by each party thereto. The following is a brief description of the terms and conditions of the Purchase Agreement and the transactions contemplated thereunder that are material to the Company:

Pursuant to the Purchase Agreement, the Company issued to the Purchasers an aggregate of 5,747,118 shares of the Company's series A convertible redeemable preferred stock, par value $0.001 per share, at a price equal to $0.87 per share
(the "Preferred Shares"). Each of these Preferred Shares may be converted into one share of the Company's common stock, par value $0.001 per share (as adjusted for stock splits, stock dividends, reclassification and the like). The Preferred
Shares pay an 8% dividend annually, which is payable in additional Preferred
Shares. Preferred Shares also pay any dividend paid on the common shares on an as converted basis. For a period of 90 days after February 25, 2010, these
Preferred Shares may also be redeemed at the option of the Purchasers at the redemption price of $0.87 per share (as adjusted for stock splits, stock dividends, reclassification and the like), and no other capital stock of the
Company may be redeemable prior to the Preferred Shares. The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of
State on February 25, 2008. Holders of Preferred Shares may not convert
Preferred Shares to common shares if the conversion would result in the holder beneficially owning more than 4.99% of the Company's outstanding common shares.
That limitation may be waived by a holder of Preferred Shares on not less than
61 days written notice to the Company.

The Preferred Shares vote with the common stock on an as converted basis, except that the Preferred Shares are not entitled to vote for directors. The Company is prohibited from taking certain corporate actions, including, without limitation, issuing securities senior to the Preferred Shares, selling substantially all assets, repurchasing securities and declaring or paying dividends, without the approval of the holders of a majority of the Preferred Shares outstanding.

In addition, pursuant to the Purchase Agreement, the Company issued to the
Purchasers warrants to purchase up to 2,873,553 shares of the Company's common stock in the aggregate. The warrants have an initial exercise price of $1.20
(subject to adjustment pursuant to the terms of the warrants). The warrants are exercisable for a period of five (5) years from the Closing Date. Holders of the warrants may not exercise the warrants if the exercise would result in the holder beneficially owning more than 4.99% of the Company's outstanding common shares. That limitation may be waived by a holder of the warrants on not less than 61 days written notice to the Company.

Under the Certificate of Designation, the Purchasers have a preemptive right, from the Closing Date until the conclusion of a public offering by the Company, to purchase any equity securities being offered by Company that may be convertible into or exchangeable or exercisable for the Company's common stock or its equivalent. The amount of such securities that each Purchaser may acquire is determined based on the ratio of the total number of common stock such
Purchaser may own (assuming full conversion of the Purchaser's Preferred Shares and full exercise of warrants) to the total number of outstanding common stock of the Company on a fully diluted basis. The preemptive right, however, does not extend to the following instances: (i) common stock issued pursuant to an equity incentive plan, stock option plan, stock option agreement, restricted stock agreement, stock ownership plan or dividend reinvestment plan of the Company that is currently in effect and is disclosed; (ii) restricted stock or options to purchase common stock pursuant to an equity incentive plan or stock option plan that is currently in effect and is disclosed; (iii) stock options or restricted stock grants to employees, officers, directors or consultants, whether or not pursuant to an equity incentive plan; (iv) common stock issuable

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 14 - SUBSEQUENT EVENT (continued)

upon the conversion or the exercise of securities, options or warrants outstanding at the closing of this Transaction, including the warrants sold pursuant to this Transaction, provided that the terms of such securities, options or warrants are not amended, modified or changed on or after the Closing
Date; (v) common stock or any other security convertible into or exercisable or exchangeable for common stock in connection with an acquisition transaction
(including by way of a merger or consolidation), the primary purpose of which is not to raise equity capital; (vi) securities issued to customers, vendors, licensors or joint venture partners or in connection with strategic alliances approved by the Company's board of directors, the primary purpose of which is not to raise equity capital; (vii) securities issued in connection with an equipment lease financing transaction or a credit financing transaction with a bank or institutional lender approved by the Company's board of directors, the primary purpose of which is not to raise equity capital; or (viii) common stock issuable upon the conversion or exercise of any convertible securities, options or warrants issued and outstanding from the foregoing seven scenarios.

Under the Purchase Agreement, the Company has also agreed to undertake to file a registration statement within 60 days following the Closing Date in order to register the maximum number of common stock issuable from conversion of the
Preferred Shares and underlying the warrants that is allowable under applicable federal securities regulations. The Company is also obligated to have the registration statement declared effective within 120 days following the Closing
Date. If the Company is informed by the SEC that there are no comments to the registration statement, then the registration statement must be effective within five (5) business days thereafter or on the 60th day after the filing date, which ever is sooner. The registration statement must be declared effective by the 120th day after its filing if the SEC has comments. Otherwise, the Company is subject to liquidated damages, equal to 1% of the total conversion price and exercise price for the common stock being registered under the registration statement, for every 30-day period following the date that the registration statement should have been effective, prorated for any period less than 30 days, until either all of common shares registered under the registration statement have been sold or all such common shares may be sold in any three (3) month period pursuant to Rule 144 promulgated under the Securities Act, whichever is earlier. The Company must also pay the liquidated damages if sales cannot be made pursuant to the registration statement for any reason (excepting market conditions). The maximum amount of liquidated damages is $500,000.

The Company is also obligated, under the Purchase Agreement, to indemnify the
Purchasers against any losses, claims, damages or liabilities arising from any untruth in or omission of material facts, or violation of applicable federal or state securities law or regulation, in the registration statement. However, if the Company's action is the result of the Company's reliance on the Purchasers'
representations, then the Purchasers must indemnify the Company and its directors and officers.

                  LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 and 2006

NOTE 14 - SUBSEQUENT EVENT (continued)

In connection with the Purchase Agreement, the Founders delivered in the aggregate 7,500,000 shares of the Company's common stock owned by them (the
"Escrow Shares") to an escrow account. Portions of the Escrow Shares are being held in escrow subject to the Company meeting certain earning targets in fiscal years 2007, 2008 and 2009. The target for 2007 is $8.5 million in net income.
The target for 2008 is 95% of $13.8 million in net income after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese Renminbi and US dollars used in the Company's 2008 financial statements and an exchange rate of RMB 7.30 to USD
1.00. The target for 2009 is 95% of $17.5 million in net income after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese Renminbi and US dollars used in the Company's 2009 financial statements and an exchange rate of
RMB 7.30 to USD 1.00. These Escrow Shares will be transferred to the Purchasers if the Company does not meet the earning targets, and released back to the
Founders if the Company does. Another portion of the Escrow Shares is being held in escrow subject to the Company listing on the NASDAQ Stock Market within 18 months following the Closing Date. These Escrow Shares will be transferred to the Purchasers if the listing is not completed within that time period, and released back to the Founders if it is. Finally, two-thirds of the Escrow Shares are held in escrow to ensure that the Purchasers receive their full redemption payments if they choose to redeem their Preferred Shares. Each Preferred Share may be redeemed for $0.87 per share (adjusted for stock splits, stock dividends, reclassification and the like). If a Purchaser receives less than the full redemption amount for each Preferred Share being redeemed, the Purchaser will receive a number of Escrow Shares to make up the difference, based on the then-current market price of the common shares. Following the end of the redemption period, these Escrow Shares, less those transferred to any Purchasers that redeemed their Preferred Shares, will be released back to the Founders.

