Form 10-Q
period 2008-03-31
Lotus Pharmaceuticals, Inc.
filed 2008-05-20
CIK 1292087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-30451

LOTUS PHARMACEUTICALS, INC.
(Name of registrant as specified in its charter)

NEVADA	20-0507918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Cheng Zhuang Road, Feng Tai District, Beijing 100071 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

86-10-63899868
(Registrant's telephone number, including area code)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 42,384,945 shares of common stock are issued and outstanding as of May 19, 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to enforce the Contractual Arrangements, Lotus East's strategic initiatives, economic, political and market conditions and fluctuations, U.S. and Chinese government and industry regulation, interest rate risk, U.S., Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety together with our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC, including the risks described in Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain a web site at www.lotuseast.com. Information on this web site is not a part of this report.

CERTAIN DEFINED TERMS USED IN THIS PROSPECTUS

Unless specifically set forth to the contrary, when used in this report the terms:

• "Lotus," "we," "us," "our," the "Company," and similar terms refer to Lotus Pharmaceuticals, Inc., a Nevada corporation formerly known as S.E. Asia Trading Company, Inc., and its subsidiary,

• "Lotus International" refers to Lotus Pharmaceutical International, Inc., a Nevada corporation and a subsidiary of Lotus,

• "Lotus Century" refers to Lotus Century Pharmaceutical (Beijing) Technology co., Ltd., a wholly foreign-owned enterprise (WFOE) Chinese company which is a subsidiary of Lotus,

• "Liang Fang" refers to Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company formed on June 21, 2000 and an affiliate of En Zhe Jia,

• "En Zhe Jia" refers to Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd., a Chinese limited liability company formed on September 17, 1999 and an affiliate of Liang Fang,

• "Lotus East" collectively refers to Liang Fang and En Zhe Jia,

• "Consulting Services Agreements" refers to the Consulting Services Agreements dated September 20, 2006 between Lotus and Lotus East.

• "Operating Agreements" refers to the Operating Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

• "Equity Pledge Agreements" refers to the Equity Pledge Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

• "Option Agreements" refers to the Option Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

• "Proxy Agreements" refers to the Proxy Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

• "Contractual Arrangements" collectively refers to the Consulting Services Agreements, Operating Agreements, Equity Pledge Agreements, Option Agreements and the Proxy Agreements,

• "China" or the "PRC" refers to the People's Republic of China,

• "RMB" refers to the renminbi which is the currency of mainland PRC of which the yuan is the principal currency,

• "2006" generally refers to the fiscal year ended December 31, 2006,

• "2007" generally refers to the fiscal year ended December 31, 2007; and

• "2008" generally refers to the fiscal year ending December 31, 2008.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2008

INDEX

Consolidated Financial Statements:

Consolidated Balance Sheets As of March 31, 2008 (Unaudited) and December 31, 2007	F-2

Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2008 and 2007	F-3

Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2008 and 2007	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-22

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,589,377	$4,557,957
Accounts receivable, net of allowance for doubtful accounts and sale returns	21,344,090	20,430,827
Inventories, net of reserve for obsolete inventory	6,782,982	3,410,739
Prepaid expenses	461,381	1,009,382
Deferred debt costs	-	29,340
Other receivable	2,825,321	-

Total Current Assets	35,003,151	29,438,245

PROPERTY AND EQUIPMENT - Net	6,311,684	6,169,966

OTHER ASSETS
Intangible assets, net of accumulated amortization	1,307,619	1,291,322
Deferred debt costs	762,961	-

Total Assets	$43,385,415	$36,899,533

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible debt, net of debt discount	$-	$2,561,645
Accounts payable and accrued expenses	638,464	764,491
Value-added and service taxes payable	638,691	572,200
Advances from customers	-	34,531
Unearned revenue	774,606	530,063
Due to related parties	701,805	323,178

Total Current Liabilities	2,753,566	4,786,108

LONG-TERM LIABILITIES:
Due to related parties	768,990	738,300
Notes payable - related parties	4,935,479	4,738,508
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 5,747,118 and -0- shares issued and outstanding at March 31, 2008
and December 31, 2007, respectively	3,051,684	-

Total Liabilities	11,509,719	10,262,916

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 200,000,000 shares authorized;
42,044,200 and 41,794,200 shares issued and outstanding
at Mach 31, 2008 and December 31, 2007, respectively)	42,044	41,794
Additional paid-in capital	10,884,375	8,095,848
Statutory reserves	2,318,356	2,161,505
Retained earnings	15,195,161	14,355,913
Other comprehensive gain - cumulative foreign currency translation adjustment	3,435,760	1,981,557

Total Shareholders' Equity	31,875,696	26,636,617

Total Liabilities and Shareholders' Equity	$43,385,415	$36,899,533

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2008	2007
		(As Restated)
NET REVENUES:
Wholesale	$9,770,097	$5,049,121
Retail	683,748	501,242
Other revenues	1,255,332	2,739,172

Total Net Revenues	11,709,177	8,289,535

COST OF SALES	7,768,425	5,662,916

GROSS PROFIT	3,940,752	2,626,619

OPERATING EXPENSES:
Selling expenses	1,122,337	558,724
Research and development	710,225	91,822
General and administrative	626,417	802,865

Total Operating Expenses	2,458,979	1,453,411

INCOME FROM OPERATIONS	1,481,773	1,173,208

OTHER INCOME (EXPENSE):
Debt issuance costs	(62,886)	(29,340)
Registration rights penalty	-	(54,000)
Interest income	561	-
Interest expense	(423,349)	(252,567)

Total Other Income (Expense)	(485,674)	(335,907)

INCOME BEFORE INCOME TAXES	996,099	837,301

INCOME TAXES	-	-

NET INCOME	$996,099	$837,301

COMPREHENSIVE INCOME:
NET INCOME	$996,099	$837,301

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,454,203	123,517

COMPREHENSIVE INCOME	$2,450,302	$960,818

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	42,035,958	41,280,000
Diluted	47,783,076	44,280,000

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Month Ended
	March 31,
	2008	2007
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$996,099	$837,301
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	148,884	124,634
Amortization of deferred debt issuance costs	62,512	29,340
Amortization of debt discount	208,355	144,578
Amortization of discount on convertible redeemable preferred stock	84,709
Increase in allowance for doubtful accounts and sales returns	53,305	-
Changes in assets and liabilities:
Accounts receivable	(115,927)	214,114
Inventories	(3,161,360)	(1,159,619)
Prepaid expenses and other current assets	752,227	(98,927)
Other receivable	(2,764,883)	-
Accounts payable and accrued expenses	(98,515)	35,097
Value-added and service taxes payable	41,792	427,048
Unearned revenue	217,749	256,493
Advances from customers	(35,197)	(144,365)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,610,250)	665,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections from related party advances	-	259,575
Purchase of property and equipment	-	(366,218)

NET CASH USED IN INVESTING ACTIVITIES	-	(106,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from convertible debt	(2,520,000)	2,950,000
Proceeds from sale of convertible redeemable peferred stocks	5,000,000	-
Payment of debt issuance costs	(468,568)	(231,526)
Proceeds from related party advances	357,382	2,866
Repayments of related party advances	-	(232,744)
Repayments of notes payable - related parties	-	(700,866)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,368,814	1,787,730

EFFECT OF EXCHANGE RATE ON CASH	272,856	20,122

NET (DECREASE) INCREASE IN CASH	(968,580)	2,366,903

CASH - beginning of period	4,557,957	2,089,156

CASH - end of period	$3,589,377	$4,456,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$55,489
Income taxes	$-	$-

Non-cash operting, investing and financing activities:
Warrants issued for prepaid financing costs and consulting expenses	$505,752	$-
Common stock issued for conversion of convertible debt	$250,000	$-
Debt discount for grant of warrants and beneficial conversion feature	$2,033,025	$-

See notes to unaudited consolidated financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization (continued)

Consulting Services Agreement. Pursuant to the exclusive consulting services agreements between Lotus and Lotus East, Lotus has the exclusive right to provide to Lotus East general pharmaceutical business operations services as well as consulting services related to the technological research and development of pharmaceutical products as well as general business operation advice and strategic planning (the “Services”). Under this agreement, Lotus owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Lotus East is required to pay quarterly consulting service fees in Renminbi (“RMB”), the functional currency of the PRC, to Lotus that is equal to Lotus East’s profits, as defined, for such quarter. To date, no consulting fees have been paid by Lotus East.

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

As of March 31, 2008, Liang Fang owns and operates 10 drug stores throughout Beijing, China. These drugstores sell Western and traditional Chinese medicines, and medical treatment accessories.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

On May 29, 2007, the Company formed a new entity, Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. (‘‘Lotus Century’’), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the Peoples’ Republic of China. Lotus Century is a Chinese limited liability company and a wholly-owned subsidiary of Lotus Pharmaceutical International, Inc. Lotus Century intends to be engaged in development of innovative medicines, medical technology consulting and outsourcing services, and related training services.

Basis of presentation

The interim consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in an annual financial statement prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 included in its Annual Report on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated statements include the accounts of Lotus Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Lotus and Lotus Century and variable interest entities under its control (Liang Fang and En Zhe Jia). All significant inter-company balances and transactions have been eliminated.

The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. As a VIE, Lotus East’s revenues are included in the Company’s total revenues, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Lotus East’s net income.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and accruals for taxes due.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, convertible debt, customer advances, and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments.

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

Accounts receivable

The Company records accounts receivable, net of an allowance for doubtful accounts and sales returns. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within “General and administrative expenses”. Accounts are written off after exhaustive efforts at collection. The Company policy regarding sales returns is discussed below. The activity in the allowance for doubtful accounts and sales returns accounts for accounts receivable for the periods ended March 31, 2008 and December 31, 2007 are as follows:

	Allowance for doubtful accounts	Allowance for sales returns	Total
Balance - December 31, 2006	$539,627	$2,297,399	$2,837,026
Reductions	(26,617)	(2,354,720)	(2,381,337)
Foreign currency translation adjustments	35,073	57,321	92,394
Balance - December 31, 2007	548,083	-	548,083
Additions	53,305	-	53,305
Foreign currency translation adjustments	23,947	-	23,947
Balance - March 31, 2008	$625,335	$-	$625,335

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2007 and during the three months ended March 31, 2008.

Advances from customers

Advances from customers at March 31, 2008 and December 31, 2007 of $0 and $34,531, respectively, consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

	For the Three Months Ended March 31,
	2008	2007
Net income for basic and diluted earnings per share	$996,099	$837,301

Weighted average shares outstanding - basic	42,035,958	41,280,000
Effect of dilutive securities:
Unexercised warrants	—	—
Convertible debentures	—	3,000,000
Convertible redeemable preferred shares	5,747,118	—
Weighted average shares outstanding- diluted	47,783,076	44,280,000
Earnings per share - basic	$0.02	$0.02
Earnings per share - diluted	$0.02	$0.02

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2008 and 2007, 5,227,000 and 1,500,000 outstanding warrants have not been included in the calculation of diluted earnings per shares as the effect would be anti-dilutive. The closing market price of the Company on March 31, 2008 and 2007 was lower than the exercise price of all outstanding warrants. Because of that, the Company assumes that none of the outstanding warrants at that date would have been exercised and therefore none were included in the computation of the diluted earnings per share for period ended March 31, 2008 and 2007. Accordingly, the Company has excluded any effect of outstanding warrants as their effect would be anti-dilutive.

Revenue recognition

Product sales

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 101, “ Revenue Recognition in Financial Statements“ as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (SFAS) No. 48 “ Revenue Recognition When Right of Return Exists.“ SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Allowance for returns

The Company accounts for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. In general, for wholesale sales, the Company provides credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SAB 104 in establishing its return estimates. At March 31, 2008 and December 31, 2007, the Company’s allowance for returns was $0.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other revenues

Other revenues consist of (i) leasing revenues received for the lease of retail space to various retail merchants; (ii) advertising revenues from the lease of counter space at the Company’s retail locations; (iii) leasing revenue from the lease of retail space to licensed medical practitioners; (iv) revenues received by the Company for research and development projects and lab testing jobs conducted on behalf of third party companies, and; (v) revenues received for performing third party contract manufacturing projects. In connection with third-party manufacturing, the customer supplies the raw materials and the Company is paid a fee for manufacturing their product and revenue is recognized at the completion of the manufacturing job. The Company recognizes revenues from leasing of space and advertising revenues as earned from contracting third parties. The Company recognizes revenues upon performance of any research or lab testing jobs. Revenues received in advance are reflected as deferred revenue on the accompanying balance sheet. Additionally, the Company receives income from the sale of developed drug formulas. Income from the sale of drug formulas are recognized upon performance of all of the Company’s obligations under the respective sales contract and are included in other income on the accompanying consolidated statement of operations.

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

Shipping costs

Shipping costs are included in cost of sales and totaled $91,949 and $240,425 for the three months ended March 31, 2008 and 2007, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses amounted to $153,295 and $130,454 for the three months ended March 31, 2008 and 2007, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties. For the three months ended March 31, 2008 and 2007, the Company expensed $710,225 and $91,822 as research and development expense, respectively, and paid for future research and development services in the amount of $156,246 and 769,742 at March 31, 2008 and December 31, 2007, respectively, which has been included in prepaid expenses on the accompanying balance sheets and will be expensed over the contract term.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2008 and 2007 was $272,856 and $20,122, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at March 31, 2008 and December 31, 2007 were translated at 7.0222 RMB to $1.00 USD and at 7.3141 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the three months ended March 31, 2008 and 2007 were 7.1757 RMB and 7.7714 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains on currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. As of March 31, 2008 and December 31, 2007, accumulated other comprehensive income was $3,435,760 and $1,981,557, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this interpretation did not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1). EITF 06-1 provides that consideration provided to the manufacturers or resellers of specialized equipment should be accounted for as a reduction of revenue if the consideration provided is in the form of cash and the service provider directs that such cash be provided directly to the customer. Otherwise, the consideration should be recorded as an expense. The provisions of EITF 06-1 will be effective on January 1, 2008. The adoption of this interpretation did not have an impact on the Company’s financial position, results of operations, or cash flows.

In December 2006, FASB Staff Position No. EITF 00-19-2,“Accounting for Registration Payment Arrangements” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5,“Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The adoption of this interpretation did not have an impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers’ shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings, (d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition, (g) earn-out arrangements may be required to be re-measured at fair value and (h) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The Company anticipates these new standards will significantly affect the Company’s accounting for future business combinations following adoption on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2 - ACCOUNTS RECEIVABLE

At March 31, 2008 and December 31, 2007, accounts receivable consisted of the following:

	March 31, 2008	December 31, 2007
Accounts receivable	$21,969,425	$20,978,910
Less: allowance for doubtful accounts	(625,345)	(548,083)
	$21,344,090	$20,430,827

NOTE 3 - INVENTORIES

At March 31, 2008 and December 31, 2007, inventories consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials	$2,727,781	$2,312,111
Work in process	-	279,759
Packaging materials	60,125	52,967
Finished goods	4,039,399	808,456
	6,827,305	3,453,293
Less: reserve for obsolete inventory	(44,323)	(42,554)
	$6,782,982	$3 ,410,739

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2008 and December 31, 2007, property and equipment consist of the following:

	Useful Life	March 31, 2008	December 31, 2007
Office equipment and furniture	5-8 Years	$160,910	$154,488
Manufacturing equipment	10 - 15 Years	5,241,797	5,032,601
Building and building improvements	20 - 40 Years	3,061,134	2,938,966
		8,463,841	8,126,055
Less: accumulated depreciation		(2,152,157)	(1,956,089)

		$6,311,684	$6,169,966

For the three months ended March 31, 2008 and 2007, depreciation expense amounted to $112,302 and $88,293, of which $91,058 and $80,785 is included in cost of sales, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. The Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,150,000 in 5 equal annual installments of approximately $230,000. Accordingly, the Company recorded an intangible asset of $1,151,263 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company will amortize this exclusive right over a term of 20 years.

At March 31, 2008 and December 31, 2007, intangible assets consist of the following:

	March 31, 2008	December 31, 2007
Manufacturing rights	$1,236,898	$1,187,569
Revenue rights	1,281,686	1,230,500
	2,518,584	2,418,069

Less: accumulated amortization	(1,210,965)	(1,126,747)

	$1,307,619	$1,291,322

Amortization expense amounted to approximately $36,582 and $36,341 for three months ended March 31, 2008 and 2007, respectively.

NOTE 6 - OTHER RECEIVABLES

In February 2008, the Company entered into an agreement with a Beijing based biotech company to advance the biotech company approximately RMB 19.8 million ($2,825,321). In return, the biotech company agreed to assist the Company to complete certain transactions. The advance is non-interest bearing and short term in nature. As of May 15, 2008, such advanced amount has been fully repaid. At March 31, 2008 and December 31, 2007, the Company’s other receivable balance amounted to $2,825,321 and $0, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - RELATED PARTY TRANSACTIONS

Notes payable - related parties

Notes payable - related parties consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Note to Song Guoan, father of Song Zheng Hong, director and spouse of Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at March 31, 2008 and December 31, 2007), and unsecured	$743,666	$1,895,424

Note to Zheng Gui Xin, employee, due on December 30, 2015 with with variable annual interest at 80% of current bank rate (6.26% at March 31, 2008 and December 31, 2007), and unsecured	1,609,894	1,545,645

Note to Ma Zhao Zhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at March 31, 2008 and December 31, 2007), and unsecured	644,759	619,027

Note to Liu Zhong Yi, officer and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at March 31, 2008 and December 31, 2007), and unsecured	1,372,454	136,244

Note to Song Zheng Hong, director and spouse of the Company chief executive officer, Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at March 31, 2008 and December 31, 2007), and unsecured	564,706	542,168

Total notes payable - related parties, long term	$4,935,479	$4,738,508

For the three months ended March 31, 2008 and 2007, interest expense related to these related loans amounted to $76,258 and $55,489, respectively.

Due to related parties

Several employees of the Company, from time to time, provided advances to the Company for operating expenses. During the three months ended March 31, 2008 and 2007, the Company repaid approximately $0 and $58,300 of these advances, respectively. At March 31, 2008 and December 31, 2007, the Company had a payable to these employees amounting to $89,956 and $95,280, respectively. These advances are short-term in nature and non-interest bearing.

The chief executive officer of the Company and his spouse, from time to time, provided advances to the Company for operating expenses. During the three months ended March 31, 2008 and 2007, the Company repaid approximately $0 and $116,500 of these advances, respectively. At March 31, 2008 and December 31, 2007, the Company had a payable to the chief executive officer and his spouse amounting to $317,854 and $0, respectively. These advances are short-term in nature and non-interest bearing.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. Accordingly, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Mr. Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,137,000 to be paid in 5 equal annual installments of approximately $230,000. Accordingly, the Company recorded an intangible asset of approximately $1,137,000 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years and a corresponding related party liability. For the three months ended March 31, 2008 and for the year ended December 31, 2007, the Company paid approximately $0 and $195,000 of this related party liability, respectively. At March 31, 2008 and December 31, 2007, amounts due under this assignment agreement amounted to $1,062,985 and $966,198 of which $768,990 and $ 738,300 is included in long-term liabilities and has been included in due to related parties on the accompanying balance sheet, respectively.

At March 31, 2008 and December 31, 2007, the Company has recorded accrued interest relating to notes payable - related parties of $77,925 and $61,208, respectively which has been included in due to related parties on the accompanying balance sheets.

NOTE 8 - CONVERTIBLE DEBT

The convertible debenture liability is as follows at December 31, 2007:

Convertible debentures payable	$2,770,000
Less: unamortized discount on debentures	(208,355)

Convertible debentures, net	$2,561,645

In February 2008, in connection with a private placement (See Note 9), the convertible debt and any unpaid interest was repaid in full. As of March 31, 2008, the balance of the convertible debt is $0.

NOTE 9 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS

On February 25, 2008, the Company entered into a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the "Purchase Agreement") by and among the Company, Dr. Liu Zhong Yi and Mrs. Song Zhenghong (the "Founders"), and accredited investors (each a "Purchaser" and collectively, the "Purchasers"), pursuant to which the Company sold to the Purchasers 5,747,118 shares of the Company's series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the Company's common stock, in a private placement (the “February 2008 Private Placement”) pursuant to Regulation D under the Securities Act of 1933, for the aggregate purchase price of $5 million (the "Transaction"). The Transaction closed on February 25, 2008 (the "Closing Date"). Net proceeds, exclusive of expenses of the Transaction, from the sale to the Company were $4.6 million, after the Company paid fees of approximately $469,000 of which $400,000 was paid to Maxim Group, LLC, its placement agent for the Transaction. The Company used $2,576,556 of the net proceeds of the Transaction to repay in full all of its outstanding principal obligations including accrued interest under the 14% Secured Convertible Notes due February 2008 and the Company will use the remainder of the net proceeds for working capital and general corporate purposes.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS (continued)

The Purchase Agreement includes customary representations and warranties by each party thereto. The following is a brief description of the terms and conditions of the Purchase Agreement and the transactions contemplated there under that are material to the Company:

Pursuant to the Purchase Agreement, the Company issued to the Purchasers an aggregate of 5,747,118 shares of the Company's series A convertible redeemable preferred stock, par value $0.001 per share, at a price equal to $0.87 per share (the "Preferred Shares"). Each of these Preferred Shares may be converted into one share of the Company's common stock, par value $0.001 per share (as adjusted for stock splits, stock dividends, reclassification and the like). The Preferred Shares pay an 8% dividend annually, which is payable in additional Preferred Shares. Preferred Shares also pay any dividend paid on the common shares on an as converted basis. For a period of 90 days after February 25, 2010, these Preferred Shares may also be redeemed at the option of the Purchasers at the redemption price of $0.87 per share (as adjusted for stock splits, stock dividends, reclassification and the like), and no other capital stock of the Company may be redeemable prior to the Preferred Shares. Holders of Preferred Shares may not convert Preferred Shares to common shares if the conversion would result in the holder beneficially owning more than 4.99% of the Company's outstanding common shares. That limitation may be waived by a holder of Preferred Shares on not less than 61 days written notice to the Company. In addition, the Company issued to the Purchasers warrants to purchase up to 2,873,553 shares of the Company's common stock in the aggregate. The warrants have an initial exercise price of $1.20 (subject to adjustment pursuant to the terms of the warrants). The warrants are exercisable for a period of five (5) years from the Closing Date. Holders of the warrants may not exercise the warrants if the exercise would result in the holder beneficially owning more than 4.99% of the Company's outstanding common shares. That limitation may be waived by a holder of the warrants on not less than 61 days written notice to the Company.

Other key provisions of the Feburary 2008 Private Placement:

•
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

•
The Company agreed to undertake to file a registration statement within 60 days following the Closing Date in order to register the maximum number of common stock issuable from conversion of the Preferred Shares and underlying the warrants that is allowable under applicable federal securities regulations. The Company is also obligated to have the registration statement declared effective within 120 days following the Closing Date. If the Company is informed by the SEC that there are no comments to the registration statement, then the registration statement must be effective within five (5) business days thereafter or on the 60th day after the filing date, whichever is sooner. The registration statement must be declared effective by the 120th day after its filing if the SEC has comments. Otherwise, the Company is subject to liquidated damages, equal to 1% of the total conversion price and exercise price for the common stock being registered under the registration statement, for every 30-day period following the date that the registration statement should have been effective, prorated for any period less than 30 days, until either all of common shares registered under the registration statement have been sold or all such common shares may be sold in any three (3) month period pursuant to Rule 144 promulgated under the Securities Act, whichever is earlier. The Company must also pay the liquidated damages if sales cannot be made pursuant to the registration statement for any reason (excepting market conditions). The maximum amount of liquidated damages is $500,000.

•
The Founders delivered in the aggregate 7,500,000 shares of the Company's common stock owned by them (the "Escrow Shares") to an escrow account. Portions of the Escrow Shares are being held in escrow subject to the Company meeting certain earning targets in fiscal years 2007, 2008 and 2009. The target for 2007 is $8.5 million in net income. The target for 2008 is 95% of $13.8 million in net income after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS (continued)

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

In connection with the issuance of the series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the Company's common stock, the Company recorded a total debt discount of $2,033,025 to be amortized over the term of this Purchase Agreement. For the three months ended March 31, 2008, amortization of debt discount amounted to $84,709 and has been included in interest expense.

For the three months ended March 31, 2008, the Company evaluated whether or not the series A convertible redeemable preferred stock contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the series A convertible redeemable preferred stock had a fixed redemption price of $0.87, the convertible redeemable preferred stock was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and therefore it qualified as equity under EITF 00-19.

The series A convertible redeemable preferred stock is as follows at March 31, 2008:

Series A convertible redeemable preferred stock	$5,000,000
Less: unamortized discount	(1,948,316)

Series A convertible redeemable preferred stock, net	$3,051,684

NOTE 10 - SHAREHOLDERS’ EQUITY

In January 2008, the Company issued 250,000 shares of its common in connection with the conversion of $250,000 of convertible debt.

Stock warrants

In January, 2008, the Company granted 250,000 stock warrants to a consulting company at an exercise price of $1.50 per share in connection with a one year contract. The warrants are not vested until January 2009. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.71 per warrant or $171,187 in total and recorded a prepaid consulting expense of $171,187 for the period ended March 31, 2008. Those warrants will expire in January 2012. For the three months ended March 31, 2008, the Company recorded amortization expenses of $ 29,698 related to the consulting contract.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 10 - SHAREHOLDERS’ EQUITY (continued)

In connection with the preferred share financing (See Note 9), the Company granted 2,873,553 warrants to investors purchase up to 2,873,553 shares of common stock of the Company at an exercise price of $1.20 per share. The Warrants have a term of 5 years after the issue date of February 12, 2007. Additionally, the Company granted 603,446 stock warrants to an investment banking firm at an exercise price of $1.21 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.54 per warrant or $323,565 in total and recorded a deferred financing costs of $323,565. Those warrants will expire in February 2013.

On February 25, 2008, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (See Note 9), the exercise price of the 1,500,000 warrants granted in February 2007 were reduced to $0.87 per share.

Stock warrants issued, terminated/forfeited and outstanding during the three months ended March 31, 2008 (unaudited) are as follows:

	Shares	Average Exercise price per share
Warrants outstanding December 31, 2007	1,500,000	0.87
Warrants issued	3,726,999	1.22
Warrants terminated/forfeited	-	-
Warrants exercised	-	-
Warrants outstanding, March 31, 2008	5,226,999	1.12

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the three months ended March 31, 2008 and 2007, the Company operated in two reportable business segments - (1) the manufacture and distribution of pharmaceutical products and (2) the retailing of traditional and Chinese medicines and supplies through ten drug stores located in Beijing China and other ancillary revenues generated from retail location such as advertising income, rental income, and examination income. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended March 31, 2008 and 2007 is as follows:

2008	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total

Net Revenues	$10,678,987	$863,483	$166,707	$11,709,177

Cost of Sales (excluding depreciation)	7,189,964	481,996	5,407	7,677,367
Operating expenses (excluding depreciation and amortization)	-	-	2,401,153	2,401,153
Depreciation and Amortization	86,505	4,553	57,826	148,884
Other Expense	-	-	62,886	62,886
Interest Expense	-	-	422,788	422,788

Net Income	$3,402,518	$376,934	$(2,783,353)	$996,099

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 11 - SEGMENT INFORMATION (continued)

2007	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total

Net Revenues	$7,285,050	$926,551	$77,934	$8,289,535

Cost of Sales (excluding depreciation)	5,140,930	429,973	7,029	5,577,932
Operating expenses (excluding depreciation and amortization)	-	-	1,413,761	1,413,761
Depreciation and Amortization	80,735	4,249	39,650	124,634
Other Expense	-	-	83,340	83,340
Interest Expense	-	-	252,567	252,567

Net Income	$2,063,385	$492,329	$(1,718,413)	$837,301

The Company does not allocate all of its operating expenses to its reportable segments, because these activities are managed at a corporate level.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. Substantially all of the Company’s assets are located in China.

NOTE 12 - OPERATING RISK

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 13 - SUBSEQUENT EVENTS

In April 2008, the Company issued in aggregate 331,668 shares of restricted common stock to the several directors, consultants and officers of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $1.16 per share or $384,735 in total. In connection with issuance of these shares, the Company recorded stock-based expenses of approximately $385,000.

In April 2008, in connection with a cashless exercise of 60,000 warrants, the Company issued 9,077 shares of common stock accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Based in Beijing, China, Lotus East is engaged in the production, trade and retailing of pharmaceuticals, focusing on the development of innovative medicines and investing in strategic growth to address various medical needs. Lotus East owns and operates 10 drug stores throughout Beijing, China that sell Western and traditional Chinese medications, lease medical treatment facilities to licensed physicians, and generate revenues from the leasing of retail space to third party vendors and the leasing of advertising locations at its retail stores.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required

INVENTORIES

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No.115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The adoption of SFAS 159 did not have a material impact on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-- an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of FAS 161.

Results of Operations

For the Three Months Ended March 31, 2008 Versus Three Months Ended March 31, 2007

Total Net Revenues

Total revenues for the three months ended March 31, 2008 were $11,709,177 as compared to total revenues of $8,289,535 for the three months ended March 31, 2007, an increase of $3,419,642 or approximately 41.25%. For the three months ended March 31, 2008 and 2007, net revenues consisted of the following:

	2008	2007
Wholesale	$9,770,097	$5,049,121
Retail	683,748	501,242
Other revenues	1,255,332	2,739,172

Total net revenues	$11,709,177	$8,289,535

•
For the three months ended March 31, 2008, wholesale revenues increased by $4,720,976 or 94%. The significant increase in tangible product revenues is mainly attributed to strong sales in Brimonidine Tartrate Eyes Drops, a drug used to constrict adrenaline receptors, an important step in treating glaucoma and VALSARTAN Capsules, a medicine for primary hypertension or high blood pressure. Additionally, sales of third party manufactured pharmaceutical products also increased significantly.

•
For the three months ended March 31, 2008, retail revenues increased by $182,506 or 36%. The increase is attributable to our continuous efforts to diversify products carried by our retail stores to provide more varieties as well as better quality products.

•	For the three months ended March 31, 2008, other revenues decreased by $1,483,840 or 54%. The decrease in other revenues is attributed to the following:

	2008	2007
Leasing revenues	$179,523	$278,617
Third-party manufacturing	908,890	2,235,929
Advertising revenues	212	146,692
Research and development and lab testing services	166,707	77,934

Total other revenues	$1,255,332	$2,739,172

•
We sublease certain portion our retail stores and counter spaces to various other vendors and generate leasing revenue. During the three months ended March 31, 2008, less counter spaces were leased to third parties. As a result, our leasing revenues decreased.

•
For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. We had less large manufacturing contracts during the three months ended March 31, 2008 as the demand for the third-party manufacturing decreased as compared to the same period in 2007, as a result, our third-party manufacturing revenue decreased. We anticipate that the third-party manufacturing revenue will decrease for the remainder of fiscal 2008.

•
A large advertisement contract whereby we receive approximately $50,000 per month for the lease of counter and other space at our retail locations ended in December 2007. Accordingly, our advertising revenues decreased during the three months ended March 31, 2008 as compared to the same period in 2007. We are currently in the process of obtaining new customers to sign similar contracts.

•	We performed research and development and lab testing projects for various third parties and performed drug testing and analysis.

Cost of Sales

Cost of sales includes raw materials, packing materials, shipping, and manufacturing costs, which includes allocated portion of overhead expenses such as utilities and depreciation directly related to product production. For the three months ended March 31, 2008, cost of sales amounted to $7,768,425 or approximately 66% of total revenues as compared to cost of sales of $5,662,916 or approximately 68% of total revenues for the three months ended March 31, 2007. The slight decrease in cost of sales as a percentage of total revenue was primarily due to better purchase pricing management.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $3,940,752 or 34% of total revenues, as compared to $2,626,619 or 32% of revenues for the three months ended March 31, 2007. The increase in gross profit was attributable to the decrease in cost of sales as a percentage of revenue. Although we recognized higher than average gross profits during the three months ended March 31, 2008, there could be no assurance that we will continue to recognize similar gross profit margin in the future.

Operating Expenses

Total operating expenses for the three months ended March 31, 2008 were $2,458,979, an increase of $1,005,568 or 69%, from total operating expenses in the three months ended March 31, 2007 of $1,453,411. This increase included the following:

For the three months ended March 31, 2008, selling expenses amounted to $1,122,337 as compared to $558,724 for the three months ended March 31, 2007, an increase of $563,613 or 101%. This increase is primarily attributable to an increase in commission paid to our sales representatives to provide better incentives. Additionally, other selling related expenses such as travel and entertainment, and sales conferences and training also increased as the sales related activities increased. We expect our selling expenses to increase as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.

For the three months ended March 31, 2008, research and development costs amounted to $710,225 as compared to $91,822 for the three months ended March 31, 2007, an increase of $618,403 or 673%. In late 2007, we entered into several research and development agreements with third parties for the design, research and development of designated pharmaceutical projects and as a result, expenses related to those research and development projects increased during the three months ended March 31, 2008.

For the three months ended March 31, 2008, general and administrative expenses were $626,417 as compared to $802,865 for the three months ended March 31, 2007, a decrease of $176,448, or 22% as summarized below:

	Three months ended March 31,
	2008	2007
Salaries and related benefits	$269,468	$389,481
Amortization and depreciation expenses	57,826	43,816
Rent	51,168	67,277
Travel and entertainment	19,762	51,504
Professional fees	39,980	53,100
Other	188,213	197,687

Total	$626,417	$802,865

The changes in these expenses from the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 included the following:

•	Salaries and related benefits decreased $120,013 or 31% primarily due to decrease salary and bonuses paid to administrative personnel and decreased use of part time employees.

•
Amortization of our intangible assets and depreciation on our fixed assets increased by $14,010 or approximately 32% which is primarily attributable to certain fixed assets that were purchased in March 2007 and as a result, an increase in depreciation for the three months ended March 31, 2008.

•	Rent decreased by $16,109 or approximately 24%.

•	Travel and entertainment expenses decreased by $31,742or 62% as a result of corporate spending control effort.

•	Professional fees decreased $13,120 or 25% due to primarily decreased in legal fees.

•	Other selling, general and administrative expenses, which includes utilities, office supplies and expenses decreased by $9,474 or approximately 5%.

Income from Operations

We reported income from operations of $1,481,773 for the three months ended March 31, 2008 as compared to income from operations of $1,173,208 for the three months ended March 31, 2007, an increase of $308,565 or approximately 26%.

Other Expense

For the three months ended March 31, 2008, total other expense amounted to $485,674 as compared to other expense of $335,907 for the three months ended March 31, 2007, an increase of $149,767 or 45%. This change is primarily attributable to:

•
For the three months ended March 31, 2008, we recorded debt issuance costs of $62,886 compared to $29,340 for the three months ended March 31, 2007 due to our recent funding during the first quarter of 2008.

•
For the three months ended March 31, 2007, we recorded registration rights penalties related to the late filing of our registration statement on Form SB-2 for which there was no comparable expense in the 2008 period..

•
For the three months ended March 31, 2008, interest expense was $423,349 as compared to $252,567 for the three months ended March 31, 2007, an increase of $149,767. This increase is primarily attributable to the amortization of discount on convertible redeemable preferred stock in connection with our February 2008 private placement financing.

NET INCOME, OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

As a result of these factors, we reported net income of $996,099 for the three months ended March 31, 2008 as compared to net income of $837,301 for the three months ended March 31, 2007. This translates to basic and diluted net income per common share of $0.02 and $0.02 for the three months ended March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008, we reported an unrealized gain on foreign currency translation of $1,454,203, an increase of $1,330,686, or approximately 1077%, from the same period in 2007. We report in U.S. dollars, but the functional currency of Lotus East is the RMB. Translation adjustments result from the process of translating the local currency financial statements into U.S. dollars, with the average translation rates applied to our income statement of 7.1757 RMB to $1.00 during the three months ended March 31, 2008. As a result of this non-cash gain, we reported comprehensive income of $2,450,302 for the three months ended March 31, 2008 as compared to $960,818 for the same period in 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At March 31, 2008, we had a cash balance of $3,589,377. These funds are located in financial institutions located as follows:

China	$3,243,740
USA	345,637

Total	$3,589,377

Our working capital position increased $7,597,448 to $32,249,585 at March 31, 2008 from $24,652,137 at December 31, 2007. This increase in working capital is primarily attributable to an increase in accounts receivable net of allowance of approximately $116,000 and an increase of approximately $3.2 million in inventories, an increase in other receivable of $2.8 million, a decrease in convertible debt of $2.5 million, a decrease in accounts payable and accrued expenses of approximately $100,000 offset by decrease in cash of approximately $1 million, a decrease in prepaid expense of approximately $750,000, increase in unearned revenue of approximately $218,000 and increase in due to related parties of approximately $357,000.

At March 31, 2008, our inventories of raw materials and finished goods totaled $6,782,982, an increase of approximately $3.2 million, or 93%, from December 31, 2007. We expect to maintain higher inventory levels to accommodate for anticipated future sales growth, new products development and productions as well as a wider variety of products.

At March 31, 2008, we maintain an allowance for doubtful accounts and sales return on accounts receivable balances of $625,335 as compared to $548,083 at December 31, 2007, an increase of $77,252 ($53,305 reflects as an addition to allowance for doubtful accounts and sales return and $23,947 as foreign currency translation adjustment) and reflects our best estimate of probable losses. In determining the allowance for doubtful accounts, our management reviews our accounts receivable aging as well as the facts and circumstances of specific customers which may indicate the collection of specific amounts are at risk. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within four months to a year, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary among our competitors for a company in our size within our industry. We also occasionally offer established customers longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Occasionally we will request a customer to prepay an order prior to shipment. At March 31, 2008, our balance sheet reflected advances from customers of $0, a decrease of $34,531, or 100%, from December 31, 2007.

Our balance sheet at March 31, 2008, also reflects a balance due to related parties of $701,805 which was a working capital advances made to us by our president, vice-president and an officer of the Company and a Board member as well as an amount payable of approximately $768,990 related to an assignment agreement as discussed elsewhere in this report. These advances are non-interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

Our balance sheet at March 31, 2008 also reflects notes payable to related parties of approximately $4.9 million due on December 30, 2015 which is a working capital loan made to us by the Company’s Chief Executive Officer, two employees of the Company and a Board member. These loans bear a variable annual interest at 80% of current bank rate and are unsecured. During the three months ended March 31, 2008, we did not repay any portion of these loan balances.

Net cash used in operating activities for the three months ended March 31, 2008 was $3,610,250 as compared to net cash provided by operating activities of $665,694 for the three months ended March 31, 2007. For the three months ended March 31, 2008, net cash used in operating activities was attributable primarily to increase in accounts receivable of $115,927, increase in inventories of $3,161,360, increase in other notes receivable of $2,764,883, decrease in accounts payable and accrued expenses of $98,515, offset by the net income of $996,099, the add back of depreciation and amortization of $148,884, amortization of debt discount of $208,355, amortization of debt issuance costs of $62,512 and the amortization of discount on convertible redeemable preferred stock of $84,709, and increase in allowance for doubtful accounts and sales return of $53,305, a decrease in prepaid and other current assets of $752,227, and an increase in unearned revenue of $217,749. Net cash provided by operating activities for the three months ended March 31, 2007 was $665,694. For the three months ended March 31, 2007, net cash provided by operating activities was attributable primarily to our net income of $837,301, the add back of depreciation and amortization of $124,634, amortization of debt issuance costs of $29,340 and the amortization of debt discount of $144,578, a decrease in accounts receivable of $214,114, an increase in accounts payable and accrued expenses of $35,097, an increase in value-added and service taxes payable of $427,048, and an increase in unearned revenues of $256,493 offset by an increase in inventory balance of $1,159,619, an increase in prepaid expenses and other current assets of $98,927, and a decrease in advances from customers of $144,365.

Net cash used in investing activities for the three months ended March 31, 2008 amounted to $0. Net cash used in investing activities for the three months ended March 31, 2007 was $106,643 attributable to the purchase of property and equipment of $366,218 offset by payment received on due from related parties of $259,575.

Net cash provided by financing activities was $2,368,814 for the three months ended March 31, 2008 and was attributable to the receipt of net proceeds of $5,000,000 from our private financing and proceeds from related party advances of $357,382 offset by payments on convertible debt of $2,520,000 and debt issuance costs of $468,568. Net cash provided by financing activities was $1,787,730 for the three months ended March 31, 2007 and was attributable to the receipt of net proceeds of $2,950,000 from our debt financing offset by payments on related party advances and loans of $930,744 and the payment of debt issuance costs of $231,526.

We reported a net decrease in cash for the three months ended March 31, 2008 of $968,580 as compared to a net increase in cash of $2,366,903 for the three months ended March 31, 2007.

In 2007, we lent approximately $2 million of the net proceeds received from the sale of $3 million principal amount convertible debt to Lotus East, which they used as working capital. These advances are unsecured and interest free. During the first quarter of 2008, we used a portion of the proceeds from the sale of equity to satisfy these notes, lent Lotus East an additional $1.6 million and retained the balance to fund our operating expenses. We have no operations other than the Contractual Arrangements with Lotus East and, accordingly, we are dependent upon the quarterly service fees due us to provide cash to pay our operating expenses. Such payments have not been tendered to us and those funds are being retained by Lotus East to fund their operations. At March 31, 2008 Lotus East owned us approximately $9 million for such fees and we do not know when such funds will be paid to us. Our CEO is also the CEO and principal shareholder of Lotus East. Accordingly, we are solely reliant upon his judgment to ensure that the funds advanced to Lotus East are repaid to us. If these funds should not be repaid, or if Lotus East should continue to withhold payment of the quarterly service fee due us under the Contractual Arrangement, it is possible that we will not have sufficient funds to pay our operating expenses in future periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective:

•    to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

•    to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors.

Not applicable to smaller reporting company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, we issued in aggregate 331,668 shares of restricted common stock to our several directors, consultants and officers for services rendered. We valued these common shares at the fair market value on the date of grant at $1.16 per share or $384,735 in total. The receipients were accredited investors and the issuances were exempt from registraion under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submissions of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lotus Pharmaceuticals, Inc.

Date: May 20, 2008	By:	/s/ Liu Zhong Yi
Liu Zhong Yi
Chief Executive Officer

Date: May 20, 2008	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer