Form 10-Q
period 2008-06-30
Lotus Pharmaceuticals, Inc.
filed 2008-08-14
CIK 1292087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-30451

LOTUS PHARMACEUTICALS, INC.
(Name of registrant as specified in its charter)

NEVADA	20-0507918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Cheng Zhuang Road, Feng Tai District, Beijing100071 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 42,420,239 shares of common stock are issued and outstanding as of August 14, 2008.

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

OTHER PERTINENT INFORMATION

We maintain a web site at www.lotuseast.com. Information on this web site is not a part of this report.

CERTAIN DEFINED TERMS USED IN THIS PROSPECTUS

Unless specifically set forth to the contrary, when used in this report the terms:
•	"Lotus," "we," "us," "our," the "Company," and similar terms refer to Lotus Pharmaceuticals, Inc., a Nevada corporation formerly known as S.E. Asia Trading Company, Inc., and its subsidiary,

•	"Lotus International" refers to Lotus Pharmaceutical International, Inc., a Nevada corporation and a subsidiary of Lotus,

•	"Lotus Century" refers to Lotus Century Pharmaceutical (Beijing) Technology co., Ltd., a wholly foreign-owned enterprise (WFOE) Chinese company which is a subsidiary of Lotus,

•	"Liang Fang" refers to Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company formed on June 21, 2000 and an affiliate of En Zhe Jia,

•	"En Zhe Jia" refers to Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd., a Chinese limited liability company formed on September 17, 1999 and an affiliate of Liang Fang,

•	"Lotus East" collectively refers to Liang Fang and En Zhe Jia,

•	"Consulting Services Agreements" refers to the Consulting Services Agreements dated September 20, 2006 between Lotus and Lotus East.

•	"Operating Agreements" refers to the Operating Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Equity Pledge Agreements" refers to the Equity Pledge Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Option Agreements" refers to the Option Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Proxy Agreements" refers to the Proxy Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Contractual Arrangements" collectively refers to the Consulting Services Agreements, Operating Agreements, Equity Pledge Agreements, Option Agreements and the Proxy Agreements,

•	"China" or the "PRC" refers to the People's Republic of China, and

•	"RMB" refers to the renminbi which is the currency of mainland PRC of which the yuan is the principal currency.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$3,401,444	$4,557,957
Accounts receivable, net of allowance for doubtful accounts and sale returns	20,786,631	20,430,827
Inventories, net of reserve for obsolete inventory	7,086,895	3,410,739
Prepaid expenses	284,819	1,009,382
Deferred debt costs	398,067	29,340

Total Current Assets	31,957,856	29,438,245

PROPERTY AND EQUIPMENT - Net	6,551,138	6,169,966

OTHER ASSETS
Deposit on patent license	2,910,446	-
Deposit on land use right	6,033,353	-
Intangible assets, net of accumulated amortization	1,298,038	1,291,322
Deferred debt costs	265,377	-

Total Assets	$49,016,208	$36,899,533

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible debt, net of debt discount	$-	$2,561,645
Accounts payable and accrued expenses	1,027,999	764,491
Value-added and service taxes payable	2,030,543	572,200
Advances from customers	-	34,531
Unearned revenue	641,162	530,063
Due to related parties	1,272,153	323,178

Total Current Liabilities	4,971,857	4,786,108

LONG-TERM LIABILITIES:
Due to related parties	654,850	738,300
Notes payable - related parties	5,043,500	4,738,508
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 5,747,118 and -0- shares issued and outstanding at June 31, 2008
and December 31, 2007, respectively	3,305,813	-
Total Liabilities	13,976,020	10,262,916

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 200,000,000 shares authorized;
42,420,239 and 41,794,200 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively)	42,420	41,794
Additional paid-in capital	11,277,143	8,095,848
Statutory reserves	2,616,019	2,161,505
Retained earnings	16,081,308	14,355,913
Other comprehensive gain - cumulative foreign currency translation adjustment	5,023,298	1,981,557

Total Shareholders' Equity	35,040,188	26,636,617
Total Liabilities and Shareholders' Equity	$49,016,208	$36,899,533

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
NET REVENUES:
Wholesale	$17,161,230	$9,819,373	$26,931,327	$14,993,316
Retail	718,645	516,594	1,402,393	893,014
Other revenues	1,505,737	2,469,485	2,761,069	5,208,657

Total Net Revenues	19,385,612	12,805,452	31,094,789	21,094,987

COST OF SALES	9,696,718	7,311,471	17,465,143	12,974,387

GROSS PROFIT	9,688,894	5,493,981	13,629,646	8,120,600

OPERATING EXPENSES:
Selling expenses	5,875,549	791,784	6,997,886	1,422,796
Research and development	471,243	109,153	1,181,468	200,975
General and administrative	542,043	988,233	1,168,460	1,718,810

Total Operating Expenses	6,888,835	1,889,170	9,347,814	3,342,581

INCOME FROM OPERATIONS	2,800,059	3,604,811	4,281,832	4,778,019

OTHER INCOME (EXPENSE):
Debt issuance costs	(99,517)	(58,680)	(162,403)	(88,020)
Registration rights penalty	-	(56,000)		(110,000)
Interest income	2,027	-	2,588	-
Interest expense	(522,660)	(448,606)	(946,009)	(701,173)

Total Other Income (Expense)	(620,150)	(563,286)	(1,105,824)	(899,193)

INCOME BEFORE INCOME TAXES	2,179,909	3,041,525	3,176,008	3,878,826

INCOME TAXES	-	-	-	-

NET INCOME	$2,179,909	$3,041,525	$3,176,008	$3,878,826

COMPREHENSIVE INCOME:
NET INCOME	$2,179,909	$3,041,525	$3,176,008	3,878,826

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,587,538	248,403	$3,041,741	371,920

COMPREHENSIVE INCOME	$3,767,447	$3,289,928	$6,217,749	$4,250,746

NET INCOME PER COMMON SHARE:
Basic	$0.05	$0.07	$0.08	$0.09
Diluted	$0.05	$0.07	$0.07	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	42,352,139	41,389,362	42,194,048	41,297,531
Diluted	48,099,257	44,389,262	47,941,166	44,297,531

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Month Ended
	June 30,
	2008	2007
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,176,008	$3,878,826
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	307,713	275,197
Amortization of deferred debt issuance costs	162,029	88,020
Amortization of debt discount	208,355	433,735
Amortization of discount on convertible redeemable preferred stock	338,838	-
Stock base compensation	270,245	55,650
Warrant repricing	74,593	-
Decrease in allowance for doubtful accounts and sales returns	(14,101)	(1,567,166)
Changes in assets and liabilities:
Accounts receivable	946,083	(524,467)
Inventories	(3,358,488)	1,201,912
Prepaid expenses and other current assets	986,132	113,540
Other receivable	-	-
Accounts payable and accrued expenses	224,627	78,398
Value-added and service taxes payable	1,381,155	921,996
Unearned revenue	74,796	132,461
Advances from customers	(35,710)	(145,138)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,742,275	4,942,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections from related party advances	-	521,930
Deposit on patent right	(2,827,814)	-
Deposit on land use right	(5,862,059)	-
Purchase of property and equipment	(217,982)	(376,201)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(8,907,855)	145,729

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from convertible debt	(2,520,000)	2,950,000
Proceeds from sale of convertible redeemable peferred stocks	5,000,000	-
Payment of debt issuance costs	(468,568)	(231,526)
Proceeds from related party advances	774,571	2,866
Repayments of related party advances	-	(719,302)
Repayments of notes payable - related parties	-	(846,781)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,786,003	1,155,257

EFFECT OF EXCHANGE RATE ON CASH	223,064	107,929

NET (DECREASE) INCREASE IN CASH	(1,156,513)	6,351,879

CASH - beginning of period	4,557,957	2,089,156

CASH - end of period	$3,401,444	$8,441,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$56,557	$267,438
Income taxes	$-	$-

Non-cash operting, investing and financing activities:
Warrants issued for prepaid financing costs	$327,565	$-
Warrants issued for prepaid consulting	$178,187	-
Common stock issued for compensation	$318,551	-
Common stock issued for conversion of convertible debt	$250,000	$-
Debt discount for grant of warrants and beneficial conversion feature	$2,033,025	$-

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

As of June 30, 2008, Liang Fang owns and operates 10 drug stores throughout Beijing, China. These drugstores sell Western and traditional Chinese medicines, and medical treatment accessories.

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

Accounts receivable

The Company records accounts receivable, net of an allowance for doubtful accounts and sales returns. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within “General and administrative expenses”. Accounts are written off after exhaustive efforts at collection. The Company policy regarding sales returns is discussed below. The activity in the allowance for doubtful accounts and sales returns accounts for accounts receivable for the periods ended June 30, 2008 and December 31, 2007 are as follows:

	Allowance for doubtful accounts	Allowance for sales returns	Total
Balance - December 31, 2006	$539,627	$2,297,399	$2,837,026
Reductions	(26,617)	(2,354,720)	(2,381,337)
Foreign currency translation adjustments	35,073	57,321	92,394
Balance - December 31, 2007	548,083	-	548,083
Reductions	(14,101)	-	(14,101)
Foreign currency translation adjustments	34,865	-	34,865
Balance - June 30, 2008	$568,847	$-	$568,847

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2007 and during the six months ended June 30, 2008.

Advances from customers

Advances from customers at June 30, 2008 and December 31, 2007 of $0 and $34,531, respectively, consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

	For the Three Months Ended June 30,
	2008	2007
Net income for basic and diluted earnings per share	$2,179,909	$3,041,525

Weighted average shares outstanding - basic	42,352,139	41,389,362
Effect of dilutive securities:
Unexercised warrants	—	—
Convertible debentures	—	3,000,000
Convertible redeemable preferred shares	5,747,118	—
Weighted average shares outstanding- diluted	48,099,257	44,389,362
Earnings per share - basic	$0.05	$0.07
Earnings per share - diluted	$0.05	$0.07

	For the Six Months Ended June 30,
	2008	2007
Net income for basic and diluted earnings per share	$3,176,008	$3,878,826

Weighted average shares outstanding - basic	42,194,048	41,297,531
Effect of dilutive securities:
Unexercised warrants	—	—
Convertible debentures	—	3,000,000
Convertible redeemable preferred shares	5,747,118	—
Weighted average shares outstanding- diluted	47,941,166	44,297,531
Earnings per share - basic	$0.08	$0.09
Earnings per share - diluted	$0.07	$0.09

At June 30, 2008 and 2007, 5,166,999 and 1,500,000 outstanding warrants have not been included in the calculation of diluted earnings per shares as the effect would be anti-dilutive. The closing market price of the Company on June 30, 2008 and 2007 was lower than the exercise price of all outstanding warrants. Because of that, the Company assumes that none of the outstanding warrants at that date would have been exercised and therefore none were included in the computation of the diluted earnings per share for period ended June 30, 2008 and 2007. Accordingly, the Company has excluded any effect of outstanding warrants as their effect would be anti-dilutive.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Product sales

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (SFAS) No. 48 “Revenue Recognition When Right of Return Exists.”SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Allowance for returns

The Company accounts for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. In general, for wholesale sales, the Company provides credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SAB 104 in establishing its return estimates. At June 30, 2008 and December 31, 2007, the Company’s allowance for returns was $0 and $0, respectively.

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

Shipping costs

Shipping costs are included in cost of sales and totaled $206,818 and $505,697 for the six months ended June 30, 2008 and 2007, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses amounted to $155,530 and $263,529 for the six months ended June 30, 2008 and 2007, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties. For the six months ended June 30, 2008 and 2007, the Company expensed $1,181,468 and $200,975 as research and development expense, respectively, and paid for future research and development services in the amount of $0 and $769,742 at June 30, 2008 and December 31, 2007, respectively, which has been included in prepaid expenses on the accompanying balance sheets. The December 31, 2007 prepaid research and development expense has been fully expensed during the period ended June 30, 2008.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2008 and 2007 was $223,064 and $107,929, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at June 30, 2008 and December 31, 2007 were translated at 6.8718 RMB to $1.00 USD and at 7.3141 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six months ended June 30, 2008 and 2007 were 7.0726 RMB and 7.7300 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains on currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. As of June 30, 2008 and December 31, 2007, accumulated other comprehensive income was $5,023,298 and $1,981,557, respectively.

Reclassifications

Certain accounts and amounts in the period ended June 30, 2007 financial statements have been reclassified in order to conform with the period ended June 30, 2008 presentation. These reclassifications have no effect on net income.

Recent Accounting Pronouncements

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers’ shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings, (d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition, (g) earn-out arrangements may be required to be re-measured at fair value and (h) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. Should we decide to enter future business combinations, these new standards will significantly affect the Company’s accounting for future business combinations following adoption on January 1, 2009.

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

In May 2008, the Financial Accounting Standards Board (FASB”) issued FASB Staff Position (FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles . This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1.

NOTE 2 - ACCOUNTS RECEIVABLE

At June 30, 2008 and December 31, 2007, accounts receivable consisted of the following:

	June 30, 2008	December 31, 2007
Accounts receivable	$21,355,478	$20,978,910
Less: allowance for doubtful accounts	(568,847)	(548,083)
	$20,786,631	$20,430,827

NOTE 3 - INVENTORIES

At June 30, 2008 and December 31, 2007, inventories consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials	$2,231,592	$2,312,111
Work in process	310,768	279,759
Packaging materials	24,721	52,967
Finished goods	4,565,107	808,456
	7,132,188	3,453,293
Less: reserve for obsolete inventory	(45,293)	(42,554)
	$7,086,895	$3 ,410,739

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2008 and December 31, 2007, property and equipment consist of the following:

	Useful Life	June 30, 2008	December 31, 2007
Office equipment and furniture	5-8 Years	$170,500	$154,488
Manufacturing equipment	10 - 15 Years	5,574,805	5,032,601
Building and building improvements	20 - 40 Years	3,128,131	2,938,966
		8,873,436	8,126,055
Less: accumulated depreciation		(2,322,298)	(1,956,089)
		$6,551,138	$ 6,169,966

For the six months ended June 30, 2008 and 2007, depreciation expense amounted to $233,483 and $209,512, of which $226,593 and $188,209 is included in cost of sales, respectively.

NOTE 5 - Deposit on patent

The Company has made a deposit to acquire a Chinese Class I drug patent in accordance with a technoloy transfer agreement the Company’ entered into in April 2008. The Company will need to make additional installment payments to obtain the patent. Accordingly, the Company recorded $2,910,446 as deposit on patent as of June 30, 2008.

NOTE 6 - Deposit on land use right

The Company has recorded as a deposit on land use rights for the amounts paid to a local government agency in Cha You to acquire a long-term interest to utilize certain land to construct a new manufacture facility. The Company will need to make additional payments to obtain the full land use right and construct the new facility. Accordingly, the Company has not received the full land use right title and has reflected amounts paid of $6,033,353 as of June 30, 2008 as a deposit on land use rights. The deposit is non-refundable in the event the Company decides not to construct the manufacture facility.

NOTE 7 - INTANGIBLE ASSETS

The Company’s intangible assets included two approved drugs’ manufacturing rights. The manufacturing rights issued are in connection with the Company’s products Valsartan and Brimonidine. The manufacturing rights for Valsartan became effective in November 2000 and had a life of 6.5 years, which expired in 2007. The manufacturing rights for Brimonidine became effective on August 27, 2005 and have a life of 5 years.

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

NOTE 7 - INTANGIBLE ASSETS (continued)

At June 30, 2008 and December 31, 2007, intangible assets consist of the following:

	June 30, 2008	December 31, 2007
Manufacturing rights	$1,263,969	$1,187,569
Revenue rights	1,309,738	1,230,500
	2,573,707	2,418,069
Less: accumulated amortization	(1,275,669)	(1,126,747)
	$1,298,038	$1,291,322

Amortization expense amounted to approximately $74,230 and $65,685 for six months ended June 30, 2008 and 2007, respectively. The projected amortization for the next five calendar years and thereafter is:

2008	$76,399
2009	124,765
2010	65,485
2011	65,486
2012 and thereafter	965,904
Total	1,298,038

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes payable - related parties

Notes payable - related parties consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Note to Song Guoan, father of Song Zheng Hong, director and spouse of Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at June 30, 2008 and December 31, 2007), and unsecured	$759,943	$1,895,424

Note to Zheng Gui Xin, employee, due on December 30, 2015 with with variable annual interest at 80% of current bank rate (6.26% at June 30, 2008 and December 31, 2007), and unsecured	1,645,129	1,545,645

Note to Ma Zhao Zhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at June 30, 2008 and December 31, 2007), and unsecured	658,870	619,027

Note to Liu Zhong Yi, officer and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at June 30, 2008 and December 31, 2007), and unsecured	1,402,492	136,244

Note to Song Zheng Hong, director and spouse of the Company chief executive officer, Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at June 30, 2008 and December 31, 2007), and unsecured	577,066	542,168

Total notes payable - related parties, long term	$5,043,500	$4,738,508

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

For the six months ended June 30, 2008 and 2007, interest expense related to these related loans amounted to $153,898 and $107,605, respectively.

Due to related parties

Several employees of the Company, from time to time, provided advances to the Company for operating expenses. During the six months ended June 30, 2008 and 2007, the Company repaid approximately $0 and $118,800 of these advances, respectively. At June 30, 2008 and December 31, 2007, the Company had a payable to these employees amounting to $440,204 and $323,178, respectively. These advances are short-term in nature and non-interest bearing.

The chief executive officer of the Company and his spouse, from time to time, provided advances to the Company for operating expenses. During the six months ended June 30, 2008 and 2007, the Company repaid approximately$0 and $489,500 of these advances, respectively. At June 30, 2008 and December 31, 2007, the Company had a payable to the chief executive officer and his spouse amounting to $831,949 and $0, respectively. These advances are short-term in nature and non-interest bearing.

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $3,840,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. Accordingly, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Mr. Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,137,000 to be paid in 5 equal annual installments of approximately $230,000. Accordingly, the Company recorded an intangible asset of approximately $1,137,000 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years and a corresponding related party liability. For the six months ended June 30, 2008 and for the year ended December 31, 2007, the Company paid approximately $0 and $195,000 of this related party liability, respectively. At June 30, 2008 and December 31, 2007, amounts due under this assignment agreement amounted to $1,047,760 and $966,198 of which $654,850 and $ 738,300 is included in long-term liabilities and has been included in due to related parties on the accompanying balance sheet, respectively.

At June 30, 2008 and December 31, 2007, the Company has recorded accrued interest relating to notes payable - related parties of $158,395 and $61,208, respectively which has been included in due to related parties on the accompanying balance sheets.

NOTE 9 - CONVERTIBLE DEBT

The convertible debenture liability is as follows at December 31, 2007:

Convertible debentures payable	$2,770,000
Less: unamortized discount on debentures	(208,355)
Convertible debentures, net	$2,561,645

In January 2008, the Company issued 250,000 shares of its common stock in connection with the conversion of $250,000 of convertible debt. In February 2008, in connection with a private placement (See Note 10), the remaining $2,520,000 of convertible debt and any unpaid interest was repaid in full. The Company amortized the remaining $208,355 in discount on debentures in the six months ended June 30, 2008. As of June 30, 2008, the balance of the convertible debt is $0.

NOTE 10 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS

On February 25, 2008, the Company entered into a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the "Purchase Agreement") by and among the Company, Dr. Liu Zhong Yi and Mrs. Song Zhenghong (the "Founders"), and accredited investors (each a "Purchaser" and collectively, the "Purchasers"), pursuant to which the Company sold to the Purchasers 5,747,118 shares of the Company's series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the Company's common stock, in a private placement (the “February 2008 Private Placement”) pursuant to Regulation D under the Securities Act of 1933, for the aggregate purchase price of $5 million (the "Transaction"). The Transaction closed on February 25, 2008 (the "Closing Date"). Net proceeds, exclusive of expenses of the Transaction, from the sale to the Company were $4.6 million, after the Company paid fees of approximately $469,000 of which $400,000 was paid to Maxim Group, LLC, its placement agent for the Transaction. The Company recorded the approximately $469,000 in fees as a deferred debt cost and amortized approximately $99,500 of the deferred cost during the six months ended June 30, 2008. The Company has presented the convertible redeembable preferred stocks as long term debt due to the mandatory redeemable feature of the preferred stocks.

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

NOTE 10 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS (continued)

Other key provisions of the February 2008 Private Placement:

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

•
The Founders delivered in the aggregate 7,500,000 shares of the Company's common stock owned by them (the "Escrow Shares") to an escrow account. Portions of the Escrow Shares are being held in escrow subject to the Company meeting certain earning targets in fiscal years 2007, 2008 and 2009. The target for 2007 is $8.5 million in net income. The target for 2008 is 95% of $13.8 million in net income after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese. The Company successfully met the 2007 earning target.

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

In connection with the issuance of the series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the Company's common stock, the Company recorded a total debt discount of $2,033,025 to be amortized over the term of this Purchase Agreement. For the six months ended June 30, 2008, amortization of debt discount amounted to $338,838 and has been included in interest expense.

NOTE 10 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS (continued)

For the six months ended June 30, 2008, the Company evaluated whether or not the series A convertible redeemable preferred stock contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the series A convertible redeemable preferred stock had a fixed redemption price of $0.87, the convertible redeemable preferred stock was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and therefore it qualified as equity under EITF 00-19.

The series A convertible redeemable preferred stock is as follows at June 30, 2008:

Series A convertible redeemable preferred stock	$5,000,000
Less: unamortized discount	(1,694,187)
Series A convertible redeemable preferred stock, net	$3,305,813

NOTE 11 -SHAREHOLDERS’ EQUITY

In January 2008, the Company issued 250,000 shares of its common in connection with the conversion of $250,000 of convertible debt.

In April 2008, the Company issued in aggregate 331,668 shares of restricted common stock to the several directors, consultants and officers of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.87 per share or $288,551 in total. In connection with issuance of these shares, the Company recorded prepaid stock-based expenses of $288,551. As of June 30, 2008, the Company recorded amortization on prepaid stock-based expenses of approximately $166,000 related to those issuances.

In April 2008, in connection with a cashless exercise of 60,000 warrants, the Company issued 9,077 shares of common stock accordingly.

In June 2008, the Company issued 35,294 shares of restricted common stock to a consultant for services rendered to the Company. The Company valued these common shares at the fair market value on the date of the grant at $0.85 per share or $30,000 in total. The Company recorded stock-based compensation expenses of $30,000 for the six months ended June 30, 2008 accordingly.

Stock warrants

In January, 2008, the Company granted 250,000 stock warrants to a consulting company at an exercise price of $1.50 per share in connection with a one year contract. The warrants are not vested until January 2009. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.71 per warrant or $178,187 in total and recorded a prepaid consulting expense of $178,187 for the period ended June 30, 2008. Those warrants will expire in January 2012. For the six months ended June 30, 2008, the Company recorded amortization expenses of $74,245 related to the consulting contract.

In connection with the preferred share financing (See Note 10), the Company granted 2,873,553 warrants to investors purchase up to 2,873,553 shares of common stock of the Company at an exercise price of $1.20 per share. The Warrants have a term of 5 years after the issue date of February 12, 2007. Additionally, the Company granted 603,446 stock warrants to an investment banking firm at an exercise price of $1.21 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.54 per warrant or $327,565 in total and recorded a deferred financing costs of $327,565. The Company amortized approximately $55,000 of this deferred cost during the six months ended June 30, 2008. Those warrants will expire in February 2013.

On February 25, 2008, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (See Note 10), the exercise price of the 1,500,000 warrants granted in February 2007 were reduced and repriced to $0.87 per share. As a result of the repricing, the Company recorded an interest expense of $74,593 for the six months ended June 30, 2008.

NOTE 11 -SHAREHOLDERS’ EQUITY (continued)

Stock warrants issued, terminated/forfeited and outstanding during the six months ended June 30, 2008 (unaudited) are as follows:
	Shares	Average Exercise price per share
Warrants outstanding December 31, 2007	1,500,000	0.87
Warrants issued	3,726,999	1.22
Warrants terminated/forfeited	-	-
Warrants exercised	(60,000)	0.87
Warrants outstanding, June 30, 2008	5,166,999	1.13

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the six months ended June 30, 2008 and 2007, the Company operated in two reportable business segments - (1) the manufacture and distribution of pharmaceutical products and (2) the retailing of traditional and Chinese medicines and supplies through ten drug stores located in Beijing China and other ancillary revenues generated from retail location such as advertising income, rental income, and examination income. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended June 30, 2008 and 2007 is as follows:

2008	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
Net Revenues	$18,382,332	$903,404	$99,876	$19,385,612

Cost of Sales (excluding depreciation)	9,003,234	551,612	6,337	9,561,183
Operating expenses (excluding depreciation and amortization)	-	-	6,866,102	6,866,102
Depreciation and Amortization	126,492	9,043	23,294	158,829
Other Expense	-	-	96,929	96,929
Interest Expense	-	-	522,660	522,660
Net Income	$9,252,606	$342,749	$(7,415,446)	$2,179,909

2007	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
Net Revenues	$11,845,544	$701,421	$258,487	$12,805,452

Cost of Sales (excluding depreciation)	6,702,701	498,391	7,173	7,208,265
Operating expenses (excluding depreciation and amortization)	-	-	1,841,813	1,841,813
Depreciation and Amortization	98,044	5,162	47,357	150,563
Other Expense	-	-	114,680	114,680
Interest Expense	-	-	448,606	448,606
Net Income	$5,044,799	$197,868	($ 2,201,142)	$3,041,525

NOTE 12 - SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the six months ended June 30, 2008 and 2007 is as follows:

2008	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total

Net Revenues	$29,061,319	$1,766,887	$266,583	$31,094,789

Cost of Sales (excluding depreciation)	16,193,198	1,033,608	11,744	17,238,550
Operating expenses (excluding depreciation and amortization)	-	-	9,266,694	9,266,694
Depreciation and Amortization	212,997	13,596	81,120	307,713
Other Expense	-	-	159,815	159,815
Interest Expense	-	-	946,009	946,009
Net Income	$12,655,124	$719,683	$(10,198,799)	$3,176008

2007	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
Net Revenues	$19,130,594	$1,627,972	$336,421	$21,094,987

Cost of Sales (excluding depreciation)	11,843,631	928,364	14,202	12,786,197
Operating expenses (excluding depreciation and amortization)	-	-	3,255,574	3,255,574
Depreciation and Amortization	178,779	9,411	87,007	275,197
Other Expense	-	-	198,020	198,020
Interest Expense	-	-	701,173	701,173
Net Income	$7,108,184	$690,197	($ 3,919,555)	$3,878,826

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

NOTE 13 - RESTATEMENT

For the six months ending June 30, 2007, the Company revised certain accounting treatment related to the recording of an intangible asset and a corresponding related party liability associated with an assignment agreement and exclusive revenue rights as described in Note 7. The Company initially did not record the value of the intangible asset and corresponding liability and treated payment due under the assignment agreement as a periodic payment of interest expense to the Company’s chief executive officer. Subsequently, the Company determined that an intangible asset and a corresponding related party liability should have been recorded. Accordingly, the adjustments to the financial statements for this adjustment were as follows:

NOTE 13 - RESTATEMENT (continued)

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

NOTE 14—COMMITMENTS AND CONTINGENCIES

Technology Transfer Agreement

In April 2008, one of the Company’s affiliates, En Ze Jia, entered into a Technology Transfer Agreement with Dong Guan Kai Fa Biologicals Medicine LTD (“Dong Guan”) pursuant to which Dong Guan agreed to transfer the technology material, new medicine research and rights to the Chinese patent of the anti-asthma new medicine R-BM to En Ze Jia on an exclusive basis in exchange for a transfer technology fee of approximately $7 million (RMB 48 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia is obligated to:

•	complete the filing with the Chinese State Food and Drug Administration (SFDA) of the medicine’s clinical research ratification document,

•	complete the clinical research,

•	complete the medicine’s trial production, and

•	providing raw materials and formulation related documentation and apply for the new medicine certification and production approval.

In addition to the payment of the technology transfer fee, En Ze Jia is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at $2.3 million (RMB 16 million). Lotus East intends to use its working capital to fund the project costs.

Dong Guan is responsible for preparing and transferring the clinical research and application documents as well as assisting En Ze Jia in the completing the clinical research and applying for the new medicine certification and production approval documents.

NOTE 14—COMMITMENTS AND CONTINGENCIES (continued)

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•	Approximately $1.5 million is due by the 15th business day following the receipt of the processing notice of the receipt of the clinical application and all related material from SFDA is received,

•	Approximately $1.2 million (RMB 8 million) is due by the 10th business day after the receipt of the medicine’s clinical ratification document,

•	Approximately $1.5 million (RMB 10 million) is due by the 15th business day after the medicine’s Phase I clinical study is completed and ratification from the SFDA is obtained, and

•	Approximately $2.9 million (RMB 20 million) is due by the 10th business day after the medicine’s Phase II clinical study is completed and ratification from the SFDA is obtained.

En Ze Jia paid Dong Guan a deposit of approximately $2.9 million(RMB 20 million) which is returned to En Ze Jia with 10 days after the transfer technology fee is paid. In the event Dong Guan should be unable to timely return the deposit, it will pay En Ze Jia a late fee and En Ze Jia is entitled to damages for Dong Guan’s failure to timely return the deposit.

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia guaranteed that the grant monies will be shared equally by both parties. The agreement can be terminated by Dong Guan if En Ze Jia should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

New Manufacturing Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You's Cha Ha Er Industrial Garden District. The new facility, which will be comprised approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang's current manufacturing capacity. The new facility, which will manufacture medical injection products, including 0.9% physiological saline injection, hydroxyethyl starch 130/0.4 injection and hydroxyethyl starch 200/0.5 injection, Qiang Yi Ji starch, a medical corn starch commonly known as O-2-hydeoxyethyl starch, dextran and additional pharmaceuticals, will require a total investment of RMB 500 million, or approximately $72.8 million. It anticipated that construction will begin on the project in September 2008 and that it will take between 12 to 30 months to complete the facility.

Included in the total cost of the project is land cost of approximately $15.7 million (RMB 108 million) which is paid to Cha You. Other components of the project include construction costs of approximately $23.3 million (RMB 160 million) costs associated with the various production lines estimated at approximately $26.5 million (RMB 182 million) and working capital of approximately $7.3 million (RMB 50 million).

Liang Fang intends to use its present working capital together with bank loans and government grants to fund the project. The funds are required to be invested over the next 18 months under a specified schedule ending in December 2010. As of June 30, 2008, Liang Fang has paid approximately $6 million (approximately RMB 39 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from those third party sources.

Under the terms of the agreement, Cha You agreed to abate fees associated with water resources, waste and other relative supplies for a period of 30 years and agreed to ensure that the land use tax to be paid by Liang Fang after it begins normal production will be at the lowest tax rate imposed for five years. Once the project is completed, for a period of eight years the local reserved portion of the imposed corporation income tax will be returned to Liang Fang. Liang Fang is required to commence construction by September 3, 2008. If for any reason Liang Fang should fail to begin construction within 90 days from the date of the agreement, Cha You has the right to restore the land use rights to it and Liang Fang will forfeit any funds invested to date. In addition, Liang Fang is prohibited from changing the land use designation.

NOTE 15 - OPERATING RISK

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers' shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings, (d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition, (g) earn-out arrangements may be required to be re-measured at fair value and (h) recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. Should we decide to enter into future business combinations, these new standards will significantly affect our accounting for future business combinations following adoption on January 1, 2009.

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

In May 2008, the Financial Accounting Standards Board (FASB”) issued FASB Staff Position (FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles . This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1.

Results of Operations

For the Six Months and Three Months Ended June 30, 2008 and Ended June 30, 2007

Six Months ended June 30, 2008 compared to six months ended June 30, 2007

Total Net Revenues

Total revenues for the six months ended June 30, 2008 were $31,094,789 as compared to total revenues of $21,094,987 for the six months ended June 30, 2007, an increase of $9,999,802 or approximately 47.40%. For the six months ended June 30, 2008 and 2007, net revenues consisted of the following:

	2008	2007
Wholesale	$26,931,327	$14,993,316
Retail	1,402,393	893,014
Other revenues	2,761,069	5,208,657
Total net revenues	$31,094,789	$21,094,987

•
For the six months ended June 30, 2008, wholesale revenues increased by $11,938,011 or 79.62%. The significant increase in tangible product revenues is mainly attributed to strong sales in Brimonidine Tartrate Eye Drops, a drug used to constrict adrenaline receptors, an important step in treating glaucoma and significant increase in third party manufactured pharmaceutical products and partially offset by the decrease in sales in Levofloxacin, an anti-bacterial drug used for the treatment of mild, moderate, and severe infections and Nicergoline for Injection, an a-receptor blockage system blood-brain medicine, and revenue recorded from collection of our previous reversed allowance for sales returned in the six months ended June 30, 2007. The decrease in sales in Levofloxacin and Nicergoline for Injection was due to more competitors entered into the market. During the six months ended June 30, 2007, the Company collected approximately $1.8 million that was previously recorded as allowance for sales returns at December 31, 2006. The collection of sales return allowance had the effect of increasing the Company’s net revenues for the six months ended June 30, 2007 by approximately $1.8 million, even though the sales of these products were actually made during the fourth quarter of fiscal 2006. The significant increased sales in Brimonidine Tartrate Eye Drops was primarily due to our strong marketing, heavy advertising spending in 2007 and sales effort on promoting this drug since it was first introduced in late 2006. We also have few domestic competitors in this drug market in China. In late 2007, we also obtained exclusive distribution rights from a third party Beijing based pharmaceutical company for four drugs: Octreotide Acetate Injection, Recombinant Human Erythropoietin Injection, Recombinant Human Granulocyte Colony-stimulating Factor Injection, and Recombinant Human Interleukin-2 for Injection. As a result, we experienced a significant increase in our third party manufactured drug sales during the six months ended June 30, 2008. We expect the sales in Brimonidien Tartrate Eye Drops and third party manufactured drugs will continue to have steady growths in the remaining of 2008.

•
For the six months ended June 30, 2008, retail revenues increased by $509,379 or 57%. The increase is attributable to our continuous efforts to diversify products carried by our retail stores to provide more varieties as well as better quality products and the favorable RMB currency appreciation which converted our revenue in RMB into higher US dollar amounts. As a result, our retail revenue increased.

•	For the six months ended June 30, 2008, other revenues decreased by $2,447,588 or 47%. The decrease in other revenues is attributed to the following:

	2008	2007
Leasing revenues	$364,279	$439,615
Third-party manufacturing	2,129,992	4,137,278
Advertising revenues	215	295,343
Research and development and lab testing services	266,583	336,421
Total other revenues	$2,761,069	$5,208,657

•
We sublease certain portion our retail stores and counter spaces to various other vendors and generate leasing revenue. The decrease was primarily due to less counter spaces were leased to third parties due to less demand for our counter spaces during the first quarter of 2008 and partially offset by the increase in second quarter of 2008 as we were able to lease more counter spaces to third party vendors in the second quarter of 2008.

•
For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. We had less large manufacturing contracts during the six months ended June 30, 2008 as the demand for the third-party manufacturing decreased as compared to the same period in 2007. Several of our old large third party manufacturing customers have built their own facilities and started manufacturing products on their own in 2008 and we were unable to find new customers to replace them. As a result, our third-party manufacturing revenue decreased. We anticipate the third-party manufacturing revenue will continue to decrease for the remainder of fiscal 2008 as we do not expect to have new customers with large third party manufacturing contracts.

•
A large advertisement contract whereby we receive approximately $50,000 per month for the lease of counter and other space at our retail locations ended in December 2007. Accordingly, our advertising revenues decreased during the six months ended June 30, 2008 as compared to the same period in 2007. As the local government tightens the advertising rules and regulations in the pharmaceutical industry, we do not anticipate signing similar advertisement contracts in the near future.

•
We performed research and development and lab testing projects for various third parties and performed drug testing and analysis. We preformed less R&D testing services and drug testing and analysis work for third parties during the six months ended June 30, 2008 as compared to the same period in 2007. Some of our old customers were able to find other companies that provide similar R&D and lab testing serves at a lower price and decided not to use our services in 2008. We expect the revenue from R&D and lab testing will maintain at its current level with minimal growth in the remaining of 2008.

Cost of Sales

Cost of sales includes raw materials, packing materials, shipping, and manufacturing costs, which includes allocated portion of overhead expenses such as utilities and depreciation directly related to product production. For the six months ended June 30, 2008, cost of sales amounted to $17,465,143 or approximately 56.17% of total revenues as compared to cost of sales of $12,974,387 or approximately 61.5% of total revenues for the six months ended June 30, 2007. The collections on the previously reserved allowance for sales return of approximately $1.8 million in 2007 mentioned above had the effect of decreasing the Company’s cost of sales as a percentage of total revenue by 5.7% for the six months ended June 30, 2007as the Company recorded the costs associated with these products in its cost of sales during fiscal 2006 and the revenue was recognized in the second quarter of 2007. The decrease in cost of sales as a percentage of total revenue was primarily due to better purchase pricing management and more efficient production cost controls.

Gross Profit

Gross profit for the six months ended June 30, 2008 was $13,629,646 or 43.83% of total revenues, as compared to $8,120,600 or 38.5% of revenues for the six months ended June 30, 2007. The collections on the previously reserved allowance for sales return of approximately $1.8 million in 2007 mentioned above had the effect of increasing the Company’s profit margin by approximately $1.8 million for the six months ended June 30, 2007, even though the sales of these products were actually made during the fourth quarter of fiscal 2006. As the costs associated with these products was recorded in our cost of sales during fiscal 2006, both the Company’s gross profit margin and income from operations for the six months ended June 30, 2007 increased by approximately $1.8 million. The increase in gross profit was attributable to the decrease in cost of sales as a percentage of revenue. Although we recognized higher than average gross profits during the six months ended June 30, 2008, there could be no assurance that we will continue to recognize similar gross profit margin in the future.

Operating Expenses

Total operating expenses for the six months ended June 30, 2008 were $9,347,814, an increase of $6,005,233 or 179.66%, from total operating expenses in the six months ended June 30, 2007 of $3,342,581. This increase included the following:

For the six months ended June 30, 2008, selling expenses amounted to $6,997,886 as compared to $1,422,796 for the six months ended June 30, 2007, an increase of $5,575,090 or 391.84%. This increase is primarily attributable to an increase of approximately $3.7 million in commission paid on sales generated to our sales representatives to provide better incentives. Additionally, we paid bonuses of approximately $2.5 million to improve our collections on accounts receivables and cash flows. We expect our selling expenses to increase as our revenues increase and we continue to pay out commission and bonuses to our sales representatives to increase sales and collections. As a result, the significant increase in the selling expenses negatively impacted of our net income. We expect to continue paying commission on sales to increase our sales and provide bonuses based on the collection personnel’s performance to generate sufficient cash to meet our near term capital commitments such as new facility construction project and acquiring Chinese Class I drug patent.

For the six months ended June 30, 2008, research and development costs amounted to $1,181,468 as compared to $200,975 for the six months ended June 30, 2007, an increase of $980,493 or 487.87%. In late 2007, we entered into several research and development agreements with third parties for the design, research and development of designated pharmaceutical projects and as a result, expenses related to those research and development projects increased during the six months ended June 30, 2008.

For the six months ended June 30, 2008, general and administrative expenses were $1,168,460 as compared to $1,718,810 for the six months ended June 30, 2007, a decrease of $550,350 or 32% as summarized below:

	Six months ended June 30,
	2008	2007
Salaries and related benefits	$544,454	$826,963
Amortization and depreciation expenses	81,120	50,117
Rent	149,443	133,512
Travel and entertainment	37,039	94,029
Professional fees	185,618	148,260
Other	170,786	465,929
Total	$1,168,460	$1,718,810

The changes in these expenses from the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 included the following:

•
Salaries and related benefits decreased $282,509 or 34.16% primarily due to decrease bonuses paid to administrative personnel as we are in an effort of controlling corporate spending and decreased use of part time employees. Additionally, starting in 2008, we no longer provided certain benefits that were provided to employees in the 2007 including insurance, car allowances and other fringe benefits. The related benefit costs reduced approximately $120,000 accordingly. As a result, the salaries and related benefits costs decreased accordingly.

•
Amortization of our intangible assets and depreciation on our fixed assets increased by $31,003 or approximately 61.86% which is primarily attributable to additional fixed assets purchased and started depreciating. As such, there was an increase in depreciation for the six months ended June 30, 2008.

•	Rent increased by $15,931 or approximately 11.93% primarily due to appreciation in RMB currency exchange rate.

•	Travel and entertainment expenses decreased by $56,990 or 60.61% as a result of corporate spending control effort.

•	Professional fees increased $37,358 or 25.2% due to increase in compensations paid to consultants.

•
Other selling, general and administrative expenses, which includes utilities, office supplies and training and other office expenses decreased by $295,143 or approximately 63.35% as an effort of reducing non-sales related corporate training and other activities as well as stricter controls on corporate spending.

Income from Operations

We reported income from operations of $4,281,832 for the six months ended June 30, 2008 as compared to income from operations of $4,778,019 for the six months ended June 30, 2007, a decrease of $496,187 or approximately 10.38%.

Other Expense

For the six months ended June 30, 2008, total other expense amounted to $1,105,824 as compared to other expense of $899,193 for the six months ended June 30, 2007, an increase of $206,631 or 22.98%. This change is primarily attributable to:

•	For the six months ended June 30, 2008, we recorded debt issuance costs of $162,403 compared to $88,020 for the six months ended June 30, 2007 due to our recent funding during the six months of 2008.

•
For the six months ended June 30, 2007, we recorded registration rights penalties of $110,000 related to the late filing of our registration statement on Form SB-2 for which there was no comparable expense in the 2008 period.

•
For the six months ended June 30, 2008, interest expense was $946,009 as compared to $701,173 for the six months ended June 30, 2007, an increase of $244,836. This increase is primarily attributable to the amortization of discount on convertible redeemable preferred stock and repricing expense of previously issued warrants in connection with our February 2008 private placement financing.

NET INCOME, OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

As a result of these factors, we reported net income of $3,176,008 for the six months ended June 30, 2008 as compared to net income of $3,878,826 for the six months ended June 30, 2007. This translates to basic and diluted net income per common share of $0.08, $0.07 and $0.09, $0.09 for the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008, we reported an unrealized gain on foreign currency translation of $3,041,741, an increase of $2,669,821, or approximately 717.85%, from the same period in 2007. We report in U.S. dollars, but the functional currency of Lotus East is the RMB. Translation adjustments result from the process of translating the local currency financial statements into U.S. dollars, with the average translation rates applied to our income statement of 7.0726 RMB to $1.00 during the six months ended June 30, 2008. As a result of this non-cash gain, we reported comprehensive income of $6,217,749 for the six months ended June 30, 2008 as compared to $4,250,746 for the same period in 2007.

Three Months ended June 30, 2008 compared to three months ended June 30, 2007

Total Net Revenues

Total revenues for the three months ended June 30, 2008 were $19,385,612 as compared to total revenues of $12,805,452 for the three months ended June 30, 2007, an increase of $6,580,160 or approximately 51.39%. For the three months ended June 30, 2008 and 2007, net revenues consisted of the following:

	2008	2007
Wholesale	$17,161,230	$9,819,373
Retail	718,645	516,594
Other revenues	1,505,737	2,469,485
Total net revenues	$19,385,612	$12,805,452

•
For the three months ended June 30, 2008, wholesale revenues increased by $7,341,857 or 74.77%. The significant increase in tangible product revenues is mainly attributed to strong sales in Brimonidine Tartrate Eyes Drops, a drug used to constrict adrenaline receptors, an important step in treating glaucoma and significant increase in third party manufactured pharmaceutical products and partially offset by the decrease in sales in Levofloxacin, an anti-bacterial drug used for the treatment of mild, moderate, and severe infections and Nicergoline for Injection, an a-receptor blockage system blood-brain medicine, and revenue recorded from collection of our previous reversed allowance for sales returned in the three months ended June 30, 2007. The decrease in sales in Levofloxacin and Nicergoline for Injection was due to more competitors entered into the market. During the three months ended June 30, 2007, the Company collected approximately $1.8 million that was previously recorded as allowance for sales returns at December 31, 2006. The collection of sales return allowance had the effect of increasing the Company’s net revenues for the three months ended June 30, 2007 by approximately $1.8 million, even though the sales of these products were actually made during the fourth quarter of fiscal 2006. The significant increased sales in Brimonidine Tartrate Eye Drops was primarily due to our strong marketing, heavy advertising spending in 2007 and sales effort on promoting this drug since it was first introduced in late 2006. We also have few domestic competitors in this drug market in China. In late 2007, we also obtained exclusive distribution rights from a third party Beijing based pharmaceutical company for four drugs: Octreotide Acetate Injection, Recombinant Human Erythropoietin Injection, Recombinant Human Granulocyte Colony-stimulating Factor Injection, and Recombinant Human Interleukin-2 for Injection. As a result, we experienced a significant increase in our third party manufactured drug sales during the three months ended June 30, 2008. We expect the sales in Brimonidien Tartrate Eye Drops and third party manufactured drugs will continue to have steady growth in the remaining of 2008.

•
For the three months ended June 30, 2008, retail revenues increased by $202,051 or 39.11%. The increase is attributable to our continuous efforts to diversify products carried by our retail stores to provide more varieties as well as better quality products and the favorable RMB currency appreciation which converted our revenue in RMB into higher US dollar amounts. As a result, our average per retail store increased.

•	For the three months ended June 30, 2008, other revenues decreased by $963,748 or 39.03%. The decrease in other revenues is attributed to the following:

	2008	2007
Leasing revenues	$184,756	$160,998
Third-party manufacturing	1,221,102	1,901,349
Advertising revenues	-	148,651
Research and development and lab testing services	99,879	258,487
Total other revenues	$1,505,737	$2,469,485

•
We sublease certain portion our retail stores and counter spaces to various other vendors and generate leasing revenue. The increase was primarily due to the favorable RMB currency application which converted our leasing revenue in RMB into higher US dollar amounts and slightly more counter spaces being leased to third party vendors during the three months ended June 30, 2008.

•
For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. We had less large manufacturing contracts during the three months ended June 30, 2008 as the demand for the third-party manufacturing decreased as compared to the same period in 2007. Several of our old large third party manufacturing customers have built their own facilities and started manufacturing products on their own in 2008 and we were unable to find new customers to replace them. As a result, our third-party manufacturing revenue decreased. We anticipate the third-party manufacturing revenue will continue to decrease for the remainder of fiscal 2008 as we do not expect to have new customers with large third party manufacturing contracts.

•
A large advertisement contract whereby we receive approximately $50,000 per month for the lease of counter and other space at our retail locations ended in December 2007. Accordingly, our advertising revenues decreased during the three months ended June 30, 2008 as compared to the same period in 2007. As the local government tightens the advertising rules and regulations in the pharmaceutical industry, we do not anticipate signing similar advertisement contracts in the near future.

•
We performed research and development and lab testing projects for various third parties and performed drug testing and analysis. We preformed less R&D testing services and drug testing and analysis work for third parties during the three months ended June 30, 2008 as compared to the same period in 2007. Some of our old customers were able to find other companies that provide similar R&D and lab testing serves at a lower price and decided not to use our services in 2008. We expect the revenue from R&D and lab testing will maintain at its current level with minimal growth in the remaining of 2008.

Cost of Sales

Cost of sales includes raw materials, packing materials, shipping, and manufacturing costs, which includes allocated portion of overhead expenses such as utilities and depreciation directly related to product production. For the three months ended June 30, 2008, cost of sales amounted to $9,696,718 or approximately 50.02% of total revenues as compared to cost of sales of $7,311,471 or approximately 57.10% of total revenues for the three months ended June 30, 2007. The collections on the previously reserved allowance for sales return of approximately $1.8 million in 2007 mentioned above had the effect of decreasing the Company’s cost of sales as a percentage of total revenue by 9.33% for the six months ended June 30, 2007as the Company recorded the costs associated with these products in its cost of sales during fiscal 2006 and the revenue was recognized in the second quarter of 2007. The decrease in cost of sales as a percentage of total revenue was primarily due to better purchase pricing management and more efficient production cost controls.

Gross Profit

Gross profit for the three months ended June 30, 2008 was $9,688,894 or 49.98% of total revenues, as compared to $5,493,981 or 42.90% of revenues for the three months ended June 30, 2007. The collections on the previously reserved allowance for sales return of approximately $1.8 million in 2007 mentioned above had the effect of increasing the Company’s profit margin by approximately $1.8 million for the three months ended June 30, 2007, even though the sales of these products were actually made during the fourth quarter of fiscal 2006. As the costs associated with these products was recorded in our cost of sales during fiscal 2006, both the Company’s gross profit margin and income from operations for the three months ended June 30, 2007 increased by approximately $1.8 million. The increase in gross profit was attributable to the decrease in cost of sales as a percentage of revenue. Although we recognized higher than average gross profits during the three months ended June 30, 2008, there could be no assurance that we will continue to recognize similar gross profit margin in the future.

Operating Expenses

Total operating expenses for the three months ended June 30, 2008 were $6,888,835, an increase of $4,999,665 or 264.65%, from total operating expenses in the three months ended June 30, 2007 of $1,889,170. This increase included the following:

For the three months ended June 30, 2008, selling expenses amounted to $5,875,549 as compared to $791,784 for the three months ended June 30, 2007, an increase of $5,083,765 or 642.06%. This increase is primarily attributable to an increase of approximately $3.0 million in commission paid on sales to our sales representatives to provide better incentives. Additionally, we paid bonuses of approximately $2.4 million to improve our collections on accounts receivables and cash flows. We expect our selling expenses to increase as our revenues increase and we continue to pay out commission and bonuses to our sales representatives to increase sales and collections. As a result, the significant increase in the selling expenses negatively impacted of our net income. We expect to continue paying commission on sales to increase our sales and provide bonuses based on the collection personnel’s performance to generate sufficient cash to meet our near term capital commitments such as new facility construction project and acquiring Chinese Class I drug patent.

For the three months ended June 30, 2008, research and development costs amounted to $471,243 as compared to $109,153 for the three months ended June 30, 2007, an increase of $362,090 or 331.73%. In late 2007, we entered into several research and development agreements with third parties for the design, research and development of designated pharmaceutical projects and as a result, expenses related to those research and development projects increased during the three months ended June 30, 2008.

For the three months ended June 30, 2008, general and administrative expenses were $542,043 as compared to $988,233 for the three months ended June 30, 2007, a decrease of $446,190 or 45.15% as summarized below:

	Three months ended June 30,
	2008	2007
Salaries and related benefits	$274,986	$437,482
Amortization and depreciation expenses	23,294	6,301
Rent	78,275	66,235
Travel and entertainment	17,277	42,525
Professional fees	130,638	95,160
Other	17,573	340,530
Total	$542,043	$988,233

The changes in these expenses from the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 included the following:

•
Salaries and related benefits decreased $162,496 or 37.14% primarily due to decrease bonuses paid to administrative personnel and decreased use of part time employees as we are in an effort of controlling corporate expenses. Additionally, starting in 2008, we no longer provided certain benefits such as insurance and car allowance and other fringe benefits that were provided to employees in the 2007. The related benefit costs for the three months ended June 30, 2008 reduced approximately $55,000 as compared to the same period in 2007.As a result, the salaries and related benefits costs decreased accordingly.

•
Amortization of our intangible assets and depreciation on our fixed assets increased by $16,993 or approximately 269.69% which is primarily attributable to additional fixed assets purchased and started depreciating. As such, there was an increase in depreciation for the three months ended June 30, 2008.

•	Rent increased by $12,040 or approximately 18.18% primarily due to slight increase in rent rate and appreciation in RMB currency exchange rate.

•	Travel and entertainment expenses decreased by $25,248 or 59.37% as a result of corporate spending control effort.

•	Professional fees increased $35,478 or 37.28% due to increase in compensations paid to consultants.

•
Other selling, general and administrative expenses, which includes utilities, office supplies and training and other office expenses decreased by $322,957 or approximately 94.84% as an effort of reducing non-sales related corporate training and other activities as well as stricter controls on corporate spending.

Income from Operations

We reported income from operations of $2,800,059 for the three months ended June 30, 2008 as compared to income from operations of $3,604,811 for the three months ended June 30, 2007, a decrease of $804,752 or approximately 22.32%.

Other Expense

For the three months ended June 30, 2008, total other expense amounted to $620,150 as compared to other expense of $563,286 for the three months ended June 30, 2007, an increase of $56,864 or 10.10%. This change is primarily attributable to:

•
For the three months ended June 30, 2008, we recorded debt issuance costs related to amortization on debt issuance costs of $99,517 compared to $58,680 for the three months ended June 30, 2007 due to our recent funding during the three months of 2008.

•
For the three months ended June 30, 2007, we recorded registration rights penalties of $56,000 related to the late filing of our registration statement on Form SB-2 for which there was no comparable expense in the 2008 period.

•
For the three months ended June 30, 2008, interest expense was $522,660 as compared to $448,606 for the three months ended June 30, 2007, an increase of $74,054 primarily due to the 2007 warrant repricing expense.

NET INCOME, OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

As a result of these factors, we reported net income of $2,179,909 for the three months ended June 30, 2008 as compared to net income of $3,041,525 for the three months ended June 30, 2007. This translates to basic and diluted net income per common share of $0.05, $0.05 and $0.07, $0.07 for the three months ended June 30, 2008 and 2007, respectively.

During the three months ended June 30, 2008, we reported an unrealized gain on foreign currency translation of $1,587,538, an increase of $1,339,135 or approximately 539.10%, from the same period in 2007. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements. As a result of this non-cash gain, we reported comprehensive income of $3,767,447 for the three months ended June 30, 2008 as compared to $3,289,928 for the same period in 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At June 30, 2008, we had a cash balance of $3,401,444. These funds are located in financial institutions located as follows:

China	$3,285,478
USA	115,966
Total	$3,401,444

Our working capital position increased $2,333,862 to $26,985,999 at June 30, 2008 from $24,652,137 at December 31, 2007. This increase in working capital is primarily attributable to an increase in accounts receivable net of allowance of approximately $355,804, and an increase of approximately $3,676,156 in inventories, a decrease in convertible debt of $2,561,645, increase in accounts payable and accrued expenses of $263,508 offset by decrease in cash of approximately $1.2 million, a decrease in prepaid expense of $724,563, increase in unearned revenue of approximately $111,000 and increase in due to related parties of approximately $949,000.

At June 30, 2008, our inventories of raw materials, work in progress, packaging materials and finished goods totaled $7,086,895, an increase of approximately $3.7 million, or 107.78%, from December 31, 2007. We expect to maintain higher inventory levels to accommodate for anticipated future sales growth, new products development and productions as well as a wider variety of products.

At June 30, 2008, we maintain an allowance for doubtful accounts and sales return on accounts receivable balances of $568,847 as compared to $548,083 at December 31, 2007, an increase of $20,764 ($14,108 reflects as a reduction to allowance for doubtful accounts and sales return and $34,872 as foreign currency translation adjustment) and reflects our best estimate of probable losses. In determining the allowance for doubtful accounts, our management reviews our accounts receivable aging as well as the facts and circumstances of specific customers which may indicate the collection of specific amounts are at risk. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within four months to a year, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary among our competitors for a company in our size within our industry. We also occasionally offer established customers longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Occasionally we will request a customer to prepay an order prior to shipment. At June 30, 2008, our balance sheet reflected advances from customers of $0, a decrease of $34,531, or 100%, from December 31, 2007.

At June 30, 2008, we have a deposit on patent of $2,910,446 to acquire a new Chinese Class I anti-asthma medicine drug patent in accordance with a technoloy transfer agreement the Company entered into in April 2008. Additionally, in accordance with the agreement we entered into in June 2008, we also have a deposit on land use right of $6,033,353 for the amounts paid to a local government agency in Cha You to acquire a long-term interest to utilize certain land to construct a new manufacture facility. We did not have the two deposit amounts at December 31, 2007. We will need to make additional payments totaling approximately $73.7 million in the future.

At June 30, 2008, we have a value-added and services taxes payable of $2,030,543 as compared to $572,200 at December 31, 2007. The amounts are related to accrued but unpaid value added and services taxes for the six months ended June 30, 2008. The increase in the taxes payable is primarily due to increase in our revenues during the six months ended June 30, 2008 and the tax payment timing differences.

Our balance sheet at June 30, 2008, also reflects a balance due to related parties of $1,272,153 which was a working capital advances made to us by our president, vice-president and an officer of the Company and a Board member as well as an amount payable of approximately $654,850 related to an assignment agreement as discussed elsewhere in this report. These advances are non-interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

Our balance sheet at June 30, 2008 also reflects notes payable to related parties of approximately $5 million due on December 30, 2015 which is a working capital loan made to us by the Company’s Chief Executive Officer, two employees of the Company and a Board member. These loans bear a variable annual interest at 80% of current bank rate and are unsecured. During the three months ended June 30, 2008, we did not repay any portion of these loan balances.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets at June 30, 2008 and December 31, 2007 and does necessarily reflect changes in assets and liabilities reflected on our cash flow statement, which we use the average foreign exchange rate during the period to calculate these changes.

Net cash provided by operating activities for the six months ended June 30, 2008 was $4,742,275 as compared to net cash provided by operating activities of $4,942,964 for the six months ended June 30, 2007. For the six months ended June 30, 2008, net cash provided by operating activities was attributable primarily to decrease in accounts receivable of $946,083, increase in inventories of $3,358,488, increase in value-added and service taxes payable of 1,381,155 offset by the net income of $3,176,008, the add back of depreciation and amortization of $307,713, amortization of debt discount of $208,355, amortization of debt issuance costs of $162,029, stock based compensation of $270,245 and the amortization of discount on convertible redeemable preferred stock of $338,838, and decrease in allowance for doubtful accounts and sales return of $14,101, a decrease in prepaid and other current assets of $986,132, and an increase in unearned revenue of $74,796. Net cash provided by operating activities for the six months ended June 30, 2007 was $4,942,964. For the six months ended June 30, 2007, net cash provided by operating activities was attributable primarily to our net income of $3,878,826, the add back of depreciation and amortization of $275,197, amortization of debt issuance costs of $88,020 and the amortization of debt discount of $433,735, a increase in accounts receivable of $524,467, an increase in accounts payable and accrued expenses of $78,398, an increase in value-added and service taxes payable of $921,996, and an increase in unearned revenues of $132,461 offset by an decrease in inventory balance of $1,201,912, an decrease in prepaid expenses and other current assets of $113,540, and a decrease in advances from customers of $145,138.

Net cash used in investing activities for the six months ended June 30, 2008 amounted to $8,907,855. For the six months ended June 30, 2008, net cash used in investing activities was attributable to the deposit on patent right of $2,827,814, the deposit on land use right of $5,862,059 and the purchase of property and equipment of $217,982. Net cash provided by investing activities for the six months ended June 30, 2007 was $145,729 attributable to the purchase of property and equipment of $376,201 offset by payment received on due from related parties of $521,930.

Net cash provided by financing activities was $2,786,003 for the six months ended June 30, 2008 and was attributable to the receipt of net proceeds of $5,000,000 from our private financing and proceeds from related party advances of $774,571 offset by payments on convertible debt of $2,520,000 and debt issuance costs of $468,568. Net cash provided by financing activities was $1,155,257 for the six months ended June 30, 2007 and was primarily attributable to the receipt of net proceeds of $2,950,000 from our debt financing offset by payments on related party advances and loans of $1,566,083 and the payment of debt issuance costs of $231,526.

We reported a net decrease in cash for the six months ended June 30, 2008 of $1,156,513 as compared to a net increase in cash of $6,351,879 for the six months ended June 30, 2007.

In 2007, we lent approximately $2 million of the net proceeds received from the sale of $3 million principal amount convertible debt to Lotus East, which they used as working capital. These advances are unsecured and interest free. During the first quarter of 2008, we used a portion of the proceeds from the sale of equity to satisfy these notes, lent Lotus East an additional $1.6 million and retained the balance to fund our operating expenses. We have no operations other than the Contractual Arrangements with Lotus East and, accordingly, we are dependent upon the quarterly service fees due us to provide cash to pay our operating expenses. Such payments have not been tendered to us and those funds are being retained by Lotus East to fund their operations. At June 30, 2008, Lotus East owned us approximately $13.5million for such fees and we do not know when such funds will be paid to us. Our CEO is also the CEO and principal shareholder of Lotus East. Accordingly, we are solely reliant upon his judgment to ensure that the funds advanced to Lotus East are repaid to us. If these funds should not be repaid, or if Lotus East should continue to withhold payment of the quarterly service fee due us under the Contractual Arrangement, it is possible that we will not have sufficient funds to pay our operating expenses in future periods.

Other than our existing cash we presently have no other alternative source of working capital. We believe that our working capital may not be sufficient to fund our current operations for the next 12 months unless Lotus East pays us the amounts due to us. Lotus East has historically funded its capital expenditures from their working capital and has advised us that they believe this capital is sufficient for their current needs. Lotus East has contractual commitments for approximately $80.6 million related to a Technology Transfer Agreement and the construction of the new manufacturing facility. While it intends to fund the costs associated with the Technology Transfer Agreement and a portion of the construction of the new manufacturing facility with its existing working capital, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. In addition, its ability to fully fund the costs associated with the new manufacturing facility is materially dependent upon its ability to secured bank financing and/or government grants. As it has no firm commitments for either, while its management believes the company will be successful in securing the necessary funding based upon its preliminary discussions with various commercial banks, there are no assurances the funding will be available in the amounts or at the time required to meet Liang Fang's commitment.

However, the ability of Lotus East to raise any significant capital to expand their operations is very limited. We believe that it is in our best long term interests to assist Lotus East in their growth plans. Accordingly, it is likely that we will seek to raise working capital not only for our operating expense but to provide capital to Lotus East for these projects as well as providing working capital necessary for its ongoing operations and obligations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. If we are unable to raise capital as necessary for our operations, and we were no longer able to timely file our reports with the Securities and Exchange Commission, our common stock would be removed from quotation on the OTC Bulletin Board. In this event, the ability of our stockholders to liquidate their investment in our company would be adversely impacted and it is possible that an event of default would occur under various agreements we are a party to with the purchases of our Series A Convertible Redeemable Preferred Stock and common stock purchase warrants.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Related Parties Indebtedness	5,829,320	130,970	$654,850		$5,043,500
Patent Purchase Obligations	$6,985,069	$2,619,401	$4,365,668		$-
Construction Obligations	$66,727,786	$16,483,309	$50,244,477	$-	$-
Total Contractual Obligations:	$79,542,175	$19,233,680	$55,264,995	$0	$5,043,500

Off-balance Sheet Arrangements

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

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

In order to correct the foregoing weaknesses, we have taken the following remediation measures:

•
In first quarter of 2008, under our CEO and CFO's supervision, we have started a new accounting system implementation project to improve our financial reporting process. We intend to rely on our CFO, a senior financial executive from the U.S. with extensive experience in internal control and U.S. GAAP, and together with our CEO to oversee and manage the financial reporting process. In connection with the new accounting system implementation, we also plan to increase training of our accounting staff both accounting system and U.S. GAAP related knowledge. The new accounting system implementation project is currently in progress.

•
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

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatement which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 30, 2008, we issued 35,294 shares of restricted common stock to a consultant for technical services rendered to us. We valued these common shares at the fair market value on the date of the grant at $0.85 per share or $30,000 in total. We recorded stock-based compensation expenses of $30,000 for the three months ended June 30, 2008 accordingly. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provide by Section 4(2) of that act. The recipient was a sophisticated investor who had such knowledge and experiences in business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

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

Lotus Pharmaceuticals, Inc.

Date: August 14, 2008	By:	/s/ Liu Zhong Yi
Liu Zhong Yi
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer