Form 10-Q
period 2008-09-30
Lotus Pharmaceuticals, Inc.
filed 2008-11-14
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-32581

LOTUS PHARMACEUTICALS, INC.
(Name of registrant as specified in its charter)

NEVADA	20-0507918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Cheng Zhuang Road, Feng Tai District, Beijing100071 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

86-10-63899868
(Registrant’s telephone number, including area code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 42,420,239 shares of common stock are issued and outstanding as of November 14, 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to enforce the Contractual Arrangements, Lotus East’s strategic initiatives, economic, political and market conditions and fluctuations, U.S. and Chinese government and industry regulation, interest rate risk, U.S., Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety together with our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC, including the risks described in Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain a web site at www.lotuseast.com. Information on this web site is not a part of this report.

CERTAIN DEFINED TERMS USED IN THIS PROSPECTUS

Unless specifically set forth to the contrary, when used in this report the terms:

•	“Lotus,” “we,” “us,” “our,” the “Company,” and similar terms refer to Lotus Pharmaceuticals, Inc., a Nevada corporation formerly known as S.E. Asia Trading Company, Inc., and its subsidiary,

•	“Lotus International” refers to Lotus Pharmaceutical International, Inc., a Nevada corporation and a subsidiary of Lotus,
•	“Lotus Century” refers to Lotus Century Pharmaceutical (Beijing) Technology co., Ltd., a wholly foreign-owned enterprise (WFOE) Chinese company which is a subsidiary of Lotus,

•	“Liang Fang” refers to Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company formed on June 21, 2000 and an affiliate of En Zhe Jia,

•	“En Zhe Jia” refers to Beijing En Zhe Jia Shi Pharmaceutical Co., Ltd., a Chinese limited liability company formed on September 17, 1999 and an affiliate of Liang Fang,

•	“Lotus East” collectively refers to Liang Fang and En Zhe Jia,

•	“Consulting Services Agreements” refers to the Consulting Services Agreements dated September 20, 2006 between Lotus and Lotus East.

•	“Operating Agreements” refers to the Operating Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Equity Pledge Agreements” refers to the Equity Pledge Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Option Agreements” refers to the Option Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Proxy Agreements” refers to the Proxy Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Contractual Arrangements” collectively refers to the Consulting Services Agreements, Operating Agreements, Equity Pledge Agreements, Option Agreements and the Proxy Agreements,

•	“China” or the “PRC” refers to the People’s Republic of China, and

•	“RMB” refers to the renminbi which is the currency of mainland PRC of which the yuan is the principal currency.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$2,656,770	$4,557,957
Accounts receivable, net of allowance for doubtful accounts and sale returns	13,882,298	20,430,827
Inventories, net of reserve for obsolete inventory	8,621,880	3,410,739
Prepaid expenses	77,440	1,009,382
Deferred debt costs	563,928	29,340

Total Current Assets	25,802,316	29,438,245

PROPERTY AND EQUIPMENT - Net	7,679,960	6,169,966

OTHER ASSETS
Deposit on patent license	2,917,536	—
Deposit on land use right	17,120,100	—
Intangible assets, net of accumulated amortization	1,266,020	1,291,322

Total Assets	$54,785,932	$36,899,533

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Convertible debt, net of debt discount	$—	$2,561,645
Accounts payable and accrued expenses	1,845,398	764,491
Value-added and service taxes payable	3,303,152	572,200
Advances from customers	—	34,531
Unearned revenue	629,084	530,063
Due to related parties	1,355,077	323,178

Total Current Liabilities	7,132,711	4,786,108

LONG-TERM LIABILITIES:
Due to related parties	656,446	738,300
Notes payable - related parties	5,055,787	4,738,508
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 5,747,118 and -0- shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3,559,941	—

Total Liabilities	16,404,885	10,262,916

SHAREHOLDERS’ EQUITY:
Common stock ($.001 par value; 200,000,000 shares authorized; 42,420,239 and 41,794,200 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	42,420	41,794
Additional paid-in capital	11,277,143	8,095,848
Statutory reserves	3,022,992	2,161,505
Retained earnings	19,883,460	14,355,913
Other comprehensive gain - cumulative foreign currency translation adjustment	4,155,032	1,981,557

Total Shareholders’ Equity	38,381,047	26,636,617

Total Liabilities and Shareholders’ Equity	$54,785,932	$36,899,533

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
NET REVENUES:
Wholesale	$13,818,369	$11,429,926	$40,749,696	$25,715,018
Retail	1,203,698	1,643,501	2,606,091	3,244,739
Other revenues	1,681,817	3,480,922	4,442,886	8,689,579

Total Net Revenues	16,703,884	16,554,349	47,798,673	37,649,336

COST OF SALES	8,219,358	9,856,382	25,684,501	22,738,456

GROSS PROFIT	8,484,526	6,697,967	22,114,172	14,910,880

OPERATING EXPENSES:
Selling expenses	4,293,704	1,441,950	11,291,590	2,864,746
Research and development	12,448	1,255,844	1,193,916	1,549,132
General and administrative	420,716	912,546	1,589,176	2,631,356

Total Operating Expenses	4,726,868	3,610,340	14,074,682	7,045,234

INCOME FROM OPERATIONS	3,757,658	3,087,627	8,039,490	7,865,646

OTHER INCOME (EXPENSE):
Debt issuance costs	(99,516)	(58,679)	(261,919)	(146,699)
Registration rights penalty	—	—	(650)	(110,000)
Interest income	9,032	—	11,620	—
Interest expense	(453,498)	(807,608)	(1,399,507)	(1,508,781)

Total Other Income (Expense)	(543,982)	(866,287)	(1,650,456)	(1,765,480)

INCOME BEFORE INCOME TAXES	3,213,676	2,221,340	6,389,034	6,100,166

INCOME TAXES	—	—	—	—

NET INCOME	$3,213,676	$2,221,340	$6,389,034	$6,100,166

COMPREHENSIVE INCOME:
NET INCOME	$3,213,676	$2,221,340	$6,389,034	6,100,166

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	127,833	180,895	$2,173,475	552,815

COMPREHENSIVE INCOME	$3,341,509	$2,402,235	$8,562,509	$6,652,981

NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.05	$0.15	$0.15
Diluted	$0.07	$0.05	$0.13	$0.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	42,420,239	41,356,483	42,269,997	41,317,461
Diluted	48,167,357	44,356,483	48,017,115	44,317,461

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2008	2007
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,389,034	$6,100,166
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	469,455	422,055
Amortization of deferred debt issuance costs	261,545	146,699
Amortization of debt discount	208,355	1,041,774
Amortization of discount on convertible redeemable preferred stock	592,966	—
Stock based compensation	392,341	239,200
Warrant repricing	74,593	—
Decrease in allowance for doubtful accounts and sales returns	(490,310)	(1,723,258)
Changes in assets and liabilities:
Accounts receivable	8,244,225	(6,327,758)
Inventories	(4,880,418)	2,390,052
Prepaid expenses and other current assets	1,080,576	251,225
Accounts payable and accrued expenses	1,032,245	(101,796)
Value-added and service taxes payable	2,637,331	1,298,344
Unearned revenue	62,225	122,924
Advances from customers	(36,086)	(170,971)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,038,077	3,688,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections from related party advances	—	801,238
Deposit on patent right	(2,857,608)	—
Deposit on land use right	(16,768,445)	—
Purchase of intangible asset	(3,429)	—
Purchase of property and equipment	(1,430,894)	(384,198)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(21,060,376)	417,040

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from convertible debt	(2,520,000)	2,950,000
Proceeds from sale of convertible redeemable peferred stocks	5,000,000	—
Payment of debt issuance costs	(468,568)	(231,526)
Proceeds from related party advances	860,916	—
Repayments of related party advances	—	(863,480)
Repayments of notes payable - related parties	—	(1,971,772)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,872,348	(116,778)

EFFECT OF EXCHANGE RATE ON CASH	248,764	116,228

NET (DECREASE) INCREASE IN CASH	(1,901,187)	4,105,146

CASH - beginning of period	4,557,957	2,089,156

CASH - end of period	$2,656,770	$6,194,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$103,250	$1,582,393
Income taxes	$—	$—

Non-cash investing and financing activities:
Warrants issued for prepaid financing costs	$327,565	$—
Warrants issued for consulting	$178,187	$—
Common stock issued for compensation	$318,551	$—
Common stock issued for conversion of convertible debt	$250,000	$—
Debt discount for grant of warrants and beneficial conversion feature	$2,033,025	$—

See notes to unaudited consolidated financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

As of September 30, 2008, Liang Fang owns and operates 10 drug stores throughout Beijing, China. These drugstores sell Western and traditional Chinese medicines, and medical treatment accessories.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Accounts receivable

The Company records accounts receivable, net of an allowance for doubtful accounts and sales returns. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within “General and administrative expenses”. Accounts are written off after exhaustive efforts at collection. The Company policy regarding sales returns is discussed below. The activity in the allowance for doubtful accounts and sales returns accounts for accounts receivable for the periods ended September 30, 2008 and December 31, 2007 are as follows:

	Allowance for doubtful accounts	Allowance for sales returns	Total
Balance - December 31, 2006	$539,627	$2,297,399	$2,837,026
Reductions	(26,617)	(2,354,720)	(2,381,337)
Foreign currency translation adjustments	35,073	57,321	92,394
Balance - December 31, 2007	548,083	-	548,083
Reductions (unaudited)	(490,310)	-	(490,310)
Foreign currency translation adjustments (unaudited)	26,416	-	26,416
Balance - September 30, 2008 (unaudited)	$84,189	$-	$84,189

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2007 and during the nine months ended September 30, 2008.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Advances from customers

Advances from customers at September 30, 2008 and December 31, 2007 of $0 and $34,531, respectively, consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

	For the Three Months Ended September 30,
	2008	2007
Net income for basic and diluted earnings per share	$3,213,676	$2,221,340

Weighted average shares outstanding - basic	42,420,239	41,356,483
Effect of dilutive securities:
Unexercised warrants	—	—
Convertible debentures	—	3,000,000
Convertible redeemable preferred shares	5,747,118	—
Weighted average shares outstanding- diluted	48,167,357	44,356,483
Earnings per share - basic	$0.08	$0.05
Earnings per share - diluted	$0.07	$0.05

	For the Nine Months Ended September 30,
	2008	2007
Net income for basic and diluted earnings per share	$6,389,034	$6,100,166

Weighted average shares outstanding - basic	42,269,997	41,317,461
Effect of dilutive securities:
Unexercised warrants	—	—
Convertible debentures	—	3,000,000
Convertible redeemable preferred shares	5,747,118	—
Weighted average shares outstanding- diluted	48,017,115	44,317,461
Earnings per share - basic	$0.15	$0.15
Earnings per share - diluted	$0.13	$0.14

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

At September 30, 2008 and 2007, a total of 5,166,999 and 1,500,000 outstanding warrants have not been included in the calculation of diluted earnings per shares as the effect would be anti-dilutive. The closing market price of the Company on September 30, 2008 and 2007 was lower than the exercise price of all outstanding warrants. Because of that, the Company assumes that none of the outstanding warrants at that date would have been exercised and therefore none were included in the computation of the diluted earnings per share for period ended September 30, 2008 and 2007. Accordingly, the Company has excluded any effect of outstanding warrants as their effect would be anti-dilutive.

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

Allowance for returns

The Company accounts for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. In general, for wholesale sales, the Company provides credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SAB 104 in establishing its return estimates. The Company’s allowance for sales return was zero both at September 30, 2008 and December 31, 2007.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Shipping costs

Shipping costs related to costs of goods sold were included in selling expenses with a total of $208,997 and $590,000 for the nine months ended September 30, 2008 and 2007, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in general and administrative expenses amounted to $175,086 and $964,448 for the nine months ended September 30, 2008 and 2007, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties. For the nine months ended September 30, 2008 and 2007, the Company expensed $1,193,916 and $1,549,132 as research and development expense, respectively, and paid for future research and development services in the amount of $0 and $769,742 at September 30, 2008 and December 31, 2007, respectively, which has been included in prepaid expenses on the accompanying balance sheets. The December 31, 2007 prepaid research and development expense has been fully expensed during the period ended September 30, 2008.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment for the nine months ended September 30, 2008 and 2007 was $4,155,032 and $1,981,557, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Asset and liability accounts at September 30, 2008 and December 31, 2007 were translated at 6.8551 RMB to $1.00 USD and at 7.3141 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the nine months ended September 30, 2008 and 2007 were 6.99886 RMB and 7.67576 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains on currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. As of September 30, 2008 and December 31, 2007, accumulated other comprehensive income was $4,155,032 and $1,981,557, respectively.

Reclassifications

Certain accounts and amounts in the period ended September 30, 2007 financial statements have been reclassified in order to conform to the period ended September 30, 2008 presentation. These reclassifications have no effect on net income.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles . This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP No. EITF 03-6-1.

NOTE 2 - ACCOUNTS RECEIVABLE

At September 30, 2008 and December 31, 2007, accounts receivable consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Accounts receivable	$13,966,487	$20,978,910
Less: allowance for doubtful accounts	(84,189)	(548,083)
	$13,882,298	$20,430,827

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 3 - INVENTORIES

At September 30, 2008 and December 31, 2007, inventories consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Raw materials	$2,163,247	$2,312,111
Work in process	0	279,759
Packaging materials	14,414	52,967
Finished goods	6,489,622	808,456
	8,667,283	3,453,293
Less: reserve for obsolete inventory	(45,403)	(42,554)
	$8,621,880	$3 ,410,739

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2008 and December 31, 2007, property and equipment consist of the following:

	Useful Life	September 30, 2008 (Unaudited)	December 31, 2007
Office equipment and furniture	5-8 Years	$242,688	$154,488
Manufacturing equipment	10 - 15 Years	5,571,015	5,032,601
Building and building improvements	20 - 40 Years	3,135,752	2,938,966
Construction in progress		1,181,602	-
		10,131,057	8,126,055
Less: accumulated depreciation		(2,451,097)	(1,956,089)
		$7,679,960	$ 6,169,966

For the nine months ended September 30, 2008, construction in progress amounted to $1,181,602, representing construction for a new manufacturing plant located in Cha Ha Er Industrial Garden District in Inner Mongolia, China. The amount included costs for road, electrical, sewage, heating and water pipes constructions.

For the nine months ended September 30, 2008 and 2007, depreciation expense amounted to $356,556 and $315,000 of which $346,151 and $301,850 is included in cost of sales, respectively.

NOTE 5 - DEPOSITED ON PATENT

The Company has made a deposit to acquire a Chinese Class I drug patent in accordance with a technology transfer agreement the Company’ entered into in April 2008. The Company will need to make additional installment payments to obtain the patent. Accordingly, the Company recorded $2,917,536 as deposit on patent as of September 30, 2008.

NOTE 6 - DEPOSIT ON LAND USE RIGHT

The Company has recorded as a deposit on land use rights for the amounts paid to a local government agency in Cha You in Inner Mongolia to acquire a long-term interest to utilize certain land to construct a new manufacture plant. The Company will need to make additional payments to obtain the full land use right and construct the new facility. The Company has not received the full land use right title and has reflected amounts paid of approximately $17.1 million as of September 30, 2008 as a deposit on land use rights.

The deposit is non-refundable in the event the Company decides not to construct the manufacture facility.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 7 - INTANGIBLE ASSET

The Company’s intangible assets primarily consisted of two approved drugs’ manufacturing rights and a revenue right. The manufacturing rights are in connection with the Company’s products Valsartan and Brimonidine. The manufacturing rights for Valsartan became effective in November 2000 and had a life of 6.5 years and fully amortized. The manufacturing rights for Brimonidine became effective on August 27, 2005 and have a life of 5 years.

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $4,376,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. The Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,313,000 in 5 equal annual installments of approximately $263,000. Accordingly, the Company recorded an intangible asset of approximately $1,313,000 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company will amortize this exclusive right over a term of 20 years.

At September 30, 2008 and December 31, 2007, intangible assets consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Manufacturing rights	$1,264,168	$1,187,569
Revenue right	1,312,891	1,230,500
Other	6,419	0
	2,583,478	2,418,069
Less: accumulated amortization	(1,317,458)	(1,126,747)
	$1,266,020	$1,291,322

Amortization expense amounted to approximately $112,900 and $107,055 for the nine months ended September 30, 2008 and 2007, respectively.

The projected amortization attributed for future periods is as follows:

Period ending September 30:

2009	$148,117
2010	66,812
2011	66,423
2012	65,644
thereafter	919,024
Total	1,266,020

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 8 - RELATED PARTY TRANSACTIONS

Due to related parties

Several employees of the Company, from time to time, provided advances to the Company for operating expenses. During the nine months ended September 30, 2008 and 2007, the Company repaid approximately $0 and $119,000 of these advances, respectively. At September 30, 2008 and December 31, 2007, the Company had a payable to these employees amounting to $489,770 and $323,178, respectively. These advances are short-term in nature and non-interest bearing.

The chief executive officer of the Company and his spouse, from time to time, provided advances to the Company for operating expenses. During the nine months ended September 30, 2008 and 2007, the Company repaid approximately $0 and $744,480 of these advances, respectively. At September 30, 2008 and December 31, 2007, the Company had a payable to the chief executive officer and his spouse amounting to $865,307 and $0, respectively. These advances are short-term in nature and non-interest bearing.

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $4,376,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. Accordingly, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Mr. Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,313,000 to be paid in 5 equal annual installments of approximately $263,000. Accordingly, the Company recorded an intangible asset of approximately $1,313,000 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years and a corresponding related party liability. For the nine months ended September 30, 2008 and for the year ended December 31, 2007, the Company paid approximately $0 and $195,000 of this related party liability, respectively. At September 30, 2008 and December 31, 2007, amounts due under this assignment agreement amounted to $787,735 and $966,198 of which $656,446 and $ 738,300 is included in long-term liabilities and has been included in due to related parties on the accompanying balance sheets, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Notes payable - related parties

Notes payable - related parties consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008 (Unaudited)	December 31, 2007
Note to Song Guoan, father of Song Zheng Hong, director and spouse of Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at September 30, 2008 and December 31, 2007), and unsecured	$761,794	$1,895,424

Note to Zheng Gui Xin, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at September 30, 2008 and December 31, 2007), and unsecured	1,649,137	1,545,645

Note to Ma Zhao Zhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at September 30, 2008 and December 31, 2007), and unsecured	660,475	619,027

Note to Liu Zhong Yi, officer and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at September 30, 2008 and December 31, 2007), and unsecured	1,405,909	136,244

Note to Song Zheng Hong, director and spouse of the Company chief executive officer, Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (6.26% at September 30, 2008 and December 31, 2007), and unsecured	578,472	542,168

Total notes payable - related parties, long term	$5,055,787	$4,738,508

For the nine months ended September 30, 2008 and 2007, interest expense related to these related loans amounted to $233,704 and $154,547, respectively.

NOTE 9 - CONVERTIBLE DEBT

The convertible debenture liability is as follows at December 31, 2007:

Convertible debentures payable	$2,770,000
Less: unamortized discount on debentures	(208,355)
Convertible debentures, net	$2,561,645

In January 2008, the Company issued 250,000 shares of its common stock in connection with the conversion of $250,000 of convertible debt. In February 2008, in connection with a private placement (See Note 10), the remaining $2,520,000 of convertible debt and any unpaid interest was repaid in full. The Company amortized the remaining $208,355 in discount on debentures in the nine months ended September 30, 2008. As of September 30, 2008, the balance of the convertible debt is $0.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 10 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS

On February 25, 2008, the Company entered into a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the “Purchase Agreement”) by and among the Company, Dr. Liu Zhong Yi and Mrs. Song Zhenghong (the “Founders”proxi matel y $46 9,000 in c ash of which $400,000 was paid to Maxim Group, LLC, the placement agent for the Transaction. The Company recorded the approximately $796,000 in fees, of which $327,565 was related to value of the warrants granted to placement agent, as a deferred debt cost and amortized approximately $232,205 of the deferred cost during the nine months ended September 30, 2008. The Company has presented the convertible redeembable preferred stocks as long term debt due to the mandatory redeemable feature of the preferred stocks.

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

Pursuant to the Purchase Agreement, the Company issued to the Purchasers an aggregate of 5,747,118 shares of the Company’s series A convertible redeemable preferred stock, par value $0.001 per share, at a price equal to $0.87 per share (the “Preferred Shares”). Each of these Preferred Shares may be converted into one share of the Company’s common stock, par value $0.001 per share (as adjusted for stock splits, stock dividends, reclassification and the like). The Preferred Shares pay an 8% dividend annually, which is payable in additional Preferred Shares. Preferred Shares also pay any dividend paid on the common shares on an as converted basis. For a period of 90 days after February 25, 2010, these Preferred Shares may also be redeemed at the option of the Purchasers at the redemption price of $0.87 per share (as adjusted for stock splits, stock dividends, reclassification and the like), and no other capital stock of the Company may be redeemable prior to the Preferred Shares. Holders of Preferred Shares may not convert Preferred Shares to common shares if the conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of Preferred Shares on not less than 61 days written notice to the Company. In addition, the Company issued to the Purchasers warrants to purchase up to 2,873,553 shares of the Company’s common stock in the aggregate. The warrants have an initial exercise price of $1.20 (subject to adjustment pursuant to the terms of the warrants). The warrants are exercisable for a period of five (5) years from the Closing Date. Holders of the warrants may not exercise the warrants if the exercise would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of the warrants on not less than 61 days written notice to the Company.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

•

The Founders delivered in the aggregate 7,500,000 shares of the Company’s common stock owned by them (the “Escrow Shares”) to an escrow account. Portions of the Escrow Shares are being held in escrow subject to the Company meeting certain earning targets in fiscal years 2007, 2008 and 2009. The target for 2007 was $8.5 million in net income which was achieved. The target for 2008 is 95% of $13.8 million in net income and the target for 2009 is 95% of $17.5 million in net income, both after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese Renminbi and US dollars used in the Company’s financial statements and an exchange rate of RMB 7.30 to USD 1.00. These Escrow Shares will be transferred to the Purchasers if the Company does not meet the earning targets, and released back to the Fou nders if the Company does. Another portion of the Escrow Shares is being held in escrow subject to the Company listing on the NASDAQ Stock Market within 18 months following the Closing Date. These Escrow Shares will be transferred to the Purchasers if the listing is not completed within that time period, and released back to the Founders if it is. In addition, two-thirds of the Escrow Shares are held in escrow to ensure that the Purchasers receive their full redemption payments if they choose to redeem their Preferred Shares. Each Preferred Share may be redeemed for $0.87 per share (adjusted for stock splits, stock dividends, reclassification and the like). If a Purchaser receives less than the full redemption amount for each Preferred Share being redeemed, the Purchaser will receive a number of Escrow Shares to make up the difference, based on the then-current market price of the common shares. Following the end of the redemption period, these Escrow Shares, less those transferred to any Purchasers that red eemed their Preferred Shares, will be released back to the Founders.

In connection with the issuance of the series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the Company’s common stock, the Company recorded a total debt discount of $2,033,025 to be amortized over the term of this Purchase Agreement. For the nine months ended September 30, 2008, amortization of debt discount amounted to $592,966 and has been included in interest expense.

For the nine months ended September 30, 2008, the Company evaluated whether or not the series A convertible redeemable preferred stock contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the series A convertible redeemable preferred stock had a fixed redemption price of $0.87, the convertible redeemable preferred stock was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and therefore it qualified as equity under EITF 00-19.

The series A convertible redeemable preferred stock is as follows at September 30, 2008:

Series A convertible redeemable preferred stock	$5,000,000
Less: unamortized discount	(1,440,059)
Series A convertible redeemable preferred stock, net	$3,559,941

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 11 - SHAREHOLDERS’ EQUITY

In January 2008, the Company issued 250,000 shares of its common in connection with the conversion of $250,000 of convertible debt.

In April 2008, the Company issued in aggregate 331,668 shares of restricted common stock to the several directors, consultants and officers of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.87 per share or $288,551 in total. In connection with issuance of these shares, the Company recorded prepaid stock-based expenses of $288,551. As of September 30, 2008, the Company recorded amortization on prepaid stock-based expenses of approximately $243,550 related to those issuances.

In April 2008, in connection with a cashless exercise of 60,000 warrants, the Company issued 9,077 shares of common stock accordingly.

In June 2008, the Company issued 35,294 shares of restricted common stock to a consultant for services rendered to the Company. The Company valued these common shares at the fair market value on the date of the grant at $0.85 per share or $30,000 in total. The Company recorded stock-based compensation expenses of $30,000 for the nine months ended September 30, 2008 accordingly.

Stock warrants

In January, 2008, the Company granted 250,000 stock warrants to a consulting company at an exercise price of $1.50 per share in connection with a one year contract. The warrants are not vested until January 2009. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.71 per warrant or $178,187 in total and recorded a prepaid consulting expense of $178,187 for the period ended September 30, 2008. Those warrants will expire in January 2012. For the nine months ended September 30, 2008, the Company recorded amortization expenses of $118,791 related to the consulting contract.

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

On February 25, 2008, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (See Note 10), the exercise price of the 1,500,000 warrants granted in February 2007 were reduced and repriced to $0.87 per share. As a result of the repricing, the Company recorded an interest expense of $74,593 for the nine months ended September 30, 2008.

Stock warrants issued, terminated/forfeited and outstanding during the nine months ended September 30, 2008 (unaudited) are as follows:

	Shares	Average Exercise price per share
Warrants outstanding December 31, 2007	1,500,000	0.87
Warrants issued	3,726,999	1.22
Warrants terminated/forfeited	-	-
Warrants exercised	(60,000)	0.87
Warrants outstanding, September 30, 2008	5,166,999	1.13

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the nine months ended September 30, 2008 and 2007, the Company operated in two reportable business segments - (1) the manufacture and distribution of pharmaceutical products and (2) the retailing of traditional and Chinese medicines and supplies through ten drug stores located in Beijing China and other ancillary revenues generated from retail location such as advertising income, rental income, and examination income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended September 30, 2008 and 2007 is as follows:

2008	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
Net Revenues	$15,193,602	$1,420,670	$89,612	$16,703,884

Cost of Sales (excluding depreciation)	7,428,195	667,774	3,831	8,099,800
Operating expenses (excluding depreciation and amortization)	-		4,684,683	4,684,683
Depreciation and Amortization	112,760	6,798	42,185	161,743
Other Expense	-		90,484	90,484
Interest Expense	-		453,498	453,498
Net Income (Loss)	$7,652,647	$746,098	$(5,185,069)	$3,213,676

2007	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
Net Revenues	$13,639,037	$2,688,918	$226,394	$16,554,349

Cost of Sales (excluding depreciation)	8,982,872	663,984	8,239	9,655,095
Operating expenses (excluding depreciation and amortization)	-	-	3,664,769	3,664,769
Depreciation and Amortization	103,527	5,447	37,884	146,858
Other Expense	-	-	58,679	58,679
Interest Expense	-	-	807,608	807,608
Net Income (Loss)	$4,552,638	$2,019,487	$(4,350,785)	$2,221,340

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Information with respect to these reportable business segments for the nine months ended September 30, 2008 and 2007 is as follows:

2008	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
Net Revenues	$44,254,921	$3,187,557	$356,195	$47,798,673

Cost of Sales (excluding depreciation)	23,621,393	1,701,382	15,575	25,338,350
Operating expenses (excluding depreciation and amortization)	-	-	13,951,377	13,951,377
Depreciation and Amortization	325,757	20,394	123,305	469,456
Other Expense			250,949	250,949
Interest Expense			1,399,507	1,399,507
Net Income (Loss)	$20,307,771	$1,465,781	$(15,384,518)	$6,389,034

2007	Wholesale and third-party manufacturing	Retail Operations	Unallocated	Total
Net Revenues	$32,769,631	$4,316,890	$562,815	$37,649,336

Cost of Sales (excluding depreciation)	20,826,503	1,592,348	22,441	22,441,292
Operating expenses (excluding depreciation and amortization)	-	-	6,920,343	6,920,343
Depreciation and Amortization	282,306	14,858	124,891	422,055
Other Expense	-	-	256,699	256,699
Interest Expense	-	-	1,508,781	1,508,781
Net Income (Loss)	$11,660,822	$2,709,684	$(8,270,340)	$6,100,166

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

En Ze Jia paid Dong Guan a deposit of approximately $2.9 million (RMB 20 million) in April 2008 which is to be returned to En Ze Jia within 10 days after the transfer technology fee is fully paid. In the event Dong Guan should be unable to timely return the deposit, it will pay En Ze Jia a late fee and En Ze Jia is entitled to damages for Dong Guan’s failure to timely return the deposit.

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia guaranteed that the grant monies will be shared equally by both parties. As of September 30, 2008, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

New Manufacturing Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District in Inner Mongolia. The new facility, which will be comprised approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s current manufacturing capacity. The Company was subsequently granted the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters). The new facility, which will manufacture medical injection products, including 0.9% physiological saline injection, hydroxyethyl starch 130/0.4 injection and hydroxyethyl starch 200/0.5 injection, Qiang Yi Ji starch, a medical corn starch commonly known as O-2-hydeoxyethyl starch, dextran and ad ditio nal p harma ceuti cals, will require a total investment of RMB 500 million, or approximately $83.4 million. The construction began on the project in August 2008 and the Company anticipates that it will take between 12 to 30 months to complete the construction. As of September 30, 2008, the Company has incurred approximately $1.2 million related to this project and the amount has been included as construction in progress in the consolidated financial statements.

Included in the total cost of the project is land cost of approximately $26.3 million (RMB 180 million) which is paid to Cha You. Other components of the project include construction costs of approximately $23.3 million (RMB 160 million) costs associated with the various production lines estimated at approximately $26.5 million (RMB 182 million) and working capital of approximately $7.3 million (RMB 50 million).

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Liang Fang intends to use its present working capital together with bank loans and government grants to fund the project. The funds are required to be invested over the next 18 months under a specified schedule ending in December 2010. As of September 30, 2008, Liang Fang has paid approximately $17.3 million (approximately RMB 118.9 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from those third party sources.

Under the terms of the agreement, Cha You agreed to abate fees associated with water resources, waste and other relative supplies for a period of 30 years and agreed to ensure that the land use tax to be paid by Liang Fang after it begins normal production will be at the lowest tax rate imposed for five years. Once the project is completed, for a period of eight years the local reserved portion of the imposed corporation income tax will be returned to Liang Fang. Liang Fang has already commenced construction the new facility in Inner Mongolia.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

When used in this section, and except as may be set forth otherwise, the terms “we,” “us,” “ours,” and similar terms includes Lotus and its subsidiary Lotus International as well as Lotus East.

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

PRODUCT RETURNS

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

OTHER REVENUE

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

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No.115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The adoption of SFAS 159 did not have a material impact on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-- an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of FAS 161.

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

Results of Operations

For the Nine Months and Three Months Ended September 30, 2008 and Ended September 30, 2007

Nine Months ended September 30, 2008 Compared to Nine Months ended September 30, 2007

Total Net Revenues

Total revenues for the nine months ended September 30, 2008 were $47,798,673 as compared to total revenues of $37,649,336 for the nine months ended September 30, 2007, an increase of $10,149,337 or approximately 26.96%comparable period in 2007. For the nine months ended September 30, 2008 and 2007, net revenues consisted of the following:

	2008 (Unaudited)	2007 (Unaudited)
Wholesale	$40,749,696	$25,715,018
Retail	2,606,091	3,244,739
Other revenues	4,442,886	8,689,579
Total net revenues	$47,798,673	$37,649,336

•

For the nine months ended September 30, 2008, wholesale revenues increased by $15,034,678 or 58%. The significant increase in tangible product revenues is mainly attributed to strong sales in Brimonidine Tartrate Eye Drops and third party manufactured drugs included Recombinant Human Granulocyte Colony, Recombinant Human Interleukin-2 for Injection, Recombinant Human Erythropoietin Injection, Deproteinized Calfblood Extractives Injection, Octreotide Acetate Injection, Cervus and Cucumis and Polypeptide Injection Cefrotaxime Sodium for Injection. The increase in revenue was offset by the decrease in sales in Levofloxacin Lactate for Injection and Valsartan Capsules. During the nine months ended September 30, 2007, the Company also collected approximately $1.9 million that was previously recorded as allowance for sales returns at December 31, 2006. The collection of sales return allowance had the effect of increasing the Company’s net revenues for the nine months ended September 30, 2007 by approximately $1.9 million, even though the sales of these products were actually made during the fourth quarter of fiscal 2006. The significant increased sales in Brimonidine Tartrate Eye Drops were primarily due to our strong marketing and sales effort on promoting this drug. In late 2007, we obtained exclusive distribution rights from a third party Beijing based pharmaceutical company for four drugs: Octreotide Acetate Injection, Recombinant Human Erythropoietin Injection, Recombinant Human Granulocyte Colony-stimulating Factor Injection, and Recombinant Human Interleukin-2 for Injection. Additionally, we also strengthen our relationships with the several large drug manufacturers in 2008. As a result, we experienced a significant increase in our third party manufactured drug sales during the nine months ended September 30, 2008. As majority of our wholesale products are prescription drugs that are in demand by patients in China, we believe the demand for our wholesale products will not be impacted by the overall softening economy. We expect the sales will continue to have steady growth in the remaining of 2008.

•

For the nine months ended September 30, 2008, retail revenues decreased by $638,648 or 20%. The decrease is primarily attributable to the slowdown in economy growth and the impact from 2008 Olympic held in Beijing. The slowdown in the economy growth resulted in less non-essential health supplements being purchases. The Company also experienced a reduction in the sale of higher priced drugs in 2008. As a result, the Company generated less per store revenue. Additionally, during the 2008 Olympics, the Beijing government restricted the city traffic and limited local roads used by locals. Consequentially, the Company’s retail stores received less visits from its customers. We expect our fourth quarter retail revenue will slightly increase from previous quarters in 2008 as we are approaching flu season.

•	For the nine months ended September 30, 2008, other revenues decreased by $4,246,693 or 49%. The decrease in other revenues is attributed to the following:

	2008 (Unaudited)	2007 (Unaudited)
Leasing revenues	$581,238	$619,541
Third-party manufacturing	3,505,225	7,054,613
Advertising revenues	229	452,610
Research and development and lab testing services	356,194	562,815
Total other revenues	$4,442,886	$8,689,579

•

We sublease certain portion our retail stores and counter spaces to various other vendors and generate leasing revenue. The leasing revenue remained materially consistent with prior year same period. The slight decrease was primarily due to less counter space being leased to third parties due to less demand for our counter spaces during the three months ended September 30, 2008. We expect our leasing revenue to remain flat in the remaining part of the year.

•

For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. We had less large manufacturing contracts during the nine months ended September 30, 2008 as the demand for the third-party manufacturing decreased as compared to the same period in 2007. Several of our historical, large third party manufacturing customers have built their own facilities and started manufacturing products on their own in 2008 and we were unable to find new customers to replace them. As a result, our third-party manufacturing revenue decreased. We anticipate the third-party manufacturing revenue will continue to decrease for the remainder of fiscal 2008 as we do not expect to have new customers with large third party manufacturing contracts.

•

A large advertisement contract whereby we receive approximately $50,000 per month for the lease of counter and other space at our retail locations ended in December 2007. Accordingly, our advertising revenues decreased during the nine months ended September 30, 2008 as compared to the same period in 2007. As the local government tightens the advertising rules and regulations in the pharmaceutical industry, we do not anticipate signing similar advertisement contracts in the near future.

•

We performed research and development and lab testing projects for various third parties and performed drug testing and analysis. We preformed less R&D testing services and drug testing and analysis work for third parties during the nine months ended September 30, 2008 as compared to the same period in 2007. Some of our historical customers for these services were able to find other companies that provide similar R&D and lab testing serves at a lower price and decided not to use our services in 2008. We expect the revenue from R&D and lab testing will maintain at its current level with minimal growth in the remaining of 2008.

Cost of Sales

Cost of sales includes raw materials, packing materials, direct labor and manufacturing costs, which includes allocated portion of overhead expenses such as Labor fee, utilities and depreciation directly related to product production. For the nine months ended September 30, 2008, cost of sales amounted to $25,684,501 or approximately 53.73% of total net revenues as compared to cost of sales of $22,738,456 or approximately 60.40% of total net revenues for the nine months ended September 30, 2007. The collections on the previously reserved allowance for sales return of approximately $1.9 million in 2007 mentioned above had the effect of decreasing the Company’s cost of sales as a percentage of total revenue by 6% for the nine months ended September 30, 2007 as the Company recorded the costs associated with these products in its cost of sales during fiscal 2006 and the revenue was recognized in the second quarter of 2007. The decrease in cost of sales as a percentage of total net revenue was primarily due to better purchase pricing management and more efficient production cost controls.

Gross Profit

Gross profit for the nine months ended September 30, 2008 was $22,114,172 or 46.27% of total net revenues, as compared to $14,910,880 or 39.6% of total net revenues for the nine months ended September 30, 2007. The collections on the previously reserved allowance for sales return of approximately $1.9 million in 2007 mentioned above had the effect of increasing the Company’s profit margin by approximately $1.9 million for the nine months ended September 30, 2007, even though the sales of these products were actually made during the fourth quarter of fiscal 2006. As the costs associated with these products was recorded in our cost of sales during fiscal 2006, both the Company’s gross profit margin and income from operations for the nine months ended September 30, 2007 increased by approximately $1.9 million. The increase in gross profit was attributable to the decrease in cost of sales as a percentage of revenue. Although we recognized higher than average gross profits during the nine months ended September 30, 2008, there could be no assurance that we will continue to recognize similar gross profit margin in the future.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2008 were $14,074,682, an increase of $7,029,448 or 99.78% from total operating expenses in the nine months ended September 30, 2007 of $7,045,234. This increase included the following:

For the nine months ended September 30, 2008, selling expenses amounted to $11,291,590 as compared to $2,864,746 for the nine months ended September 30, 2007, an increase of $8,426,844 or 294.16%from the comparable period in fiscal 2007. This increase is primarily attributable to an increase of approximately $5.9 million in commission paid to our sales representatives on sales generated to provide greater incentives; we have significantly increased the sales commission percentage in 2008. Additionally, we paid bonuses to our collection personnel of approximately $2.5 million to improve our collections on accounts receivables and cash flows. Because we expect to continue paying commission on sales to increase our sales and provide bonuses based on the collection personnel’s performance to generate sufficient cash to meet our near term capital commitments such as new manufacture plant construction project and acquiring Chinese Class I drug patent, we expect our selling expenses to increase as our revenues increase. As a result, the significant increase in the selling expenses negatively impacted of our net income.

For the nine months ended September 30, 2008, research and development costs amounted to $1,193,916 as compared to $1,549,132 for the nine months ended September 30, 2007, a decrease of $355,216 or 22.93%from the comparable period in 2007. In late 2007, we entered into several research and development agreements with third parties for the design, research and development of designated pharmaceutical projects. We fulfilled these research and development agreements on June 30, 2008. We did not enter into any new research and development agreement in the third quarter of 2008. As a result, expenses related to those research and development projects decreased during the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, general and administrative expenses were $1,589,176 as compared to $2,631,356 for the nine months ended September 30, 2007, a decrease of $1,042,180 or 39.61% from the comparable period in fiscal 2007. These changes are summarized below:

	Nine months ended September 30,
	2008 (Unaudited)	2007 (Unaudited)
Salaries and related benefits	$965,682	$1,311,215
Amortization and depreciation expenses	123,305	127,533
Rent	133,336	227,997
Travel and entertainment	49,609	273,074
Professional fees	329,211	167,766
Bad debt recovery	(490,310)	-
Other	478,343	523,771
Total	$1,589,176	$2,631,356

The changes in these expenses from the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 included the following:

•

Salaries and related benefits decreased $345,533 or 26.35% primarily due to a decrease in bonuses paid to administrative personnel. The bonuses paid in 2007 were paid to several key employees and management and determined by meeting various individuals’ as well as overall Company’s operational goals. As we continue our efforts to control corporate spending, starting in 2008, we no longer provided certain benefits that were provided to employees in the 2007 including insurance, car allowances and other fringe benefits. As a result, the salaries and related benefits costs decreased accordingly.

•

Depreciation on our fixed assets and amortization of our intangible assets decreased by $4,228 or approximately 3.32% which is primarily attributable to the certain assets used in our office were fully depreciated in earlier part of 2008.

•	Bad debt recovery income increased $490,310 or 100% primarily due to our strong effort on accounts receivable collection.

Rent decreased by $94,661 or approximately 41.52% which primarily reflects our ability to renegotiate a portion of our leases at reduced rent rates on a short term basis.
•	Travel and entertainment expenses decreased by $223,465 or 81.83% as a result of corporate spending control effort.

•

Professional fees increased $161,445 or 96.23% due to increase in investor relation professional fees, legal expenses related to February 2008 financing and a stock based compensations paid to a technology consultant for consulting services provided to the Company.

•

Other selling, general and administrative expenses, which includes utilities, office supplies and training and other office expenses decreased by $45,428 or approximately 8.67% reflecting efforts at reducing non-sales related corporate training and other activities as well as stricter controls on corporate spending.

Income from Operations

We reported income from operations of $8,039,490 for the nine months ended September 30, 2008 as compared to income from operations of $7,865,646 for the nine months ended September 30, 2007, an increase of $173,844 or approximately 2.21%.

Other Expense

For the nine months ended September 30, 2008, total other expense amounted to $1,650,456 as compared to other expense of $1,765,480 for the nine months ended September 30, 2007, a decrease of $115,024 or 6.52% from the comparable period in 2007. This change is primarily attributable to:

•

For the nine months ended September 30, 2008, our debt issuance costs of $261,919 compared to $146,699 for the nine months ended September 30, 2007, an increased of $115,220 or approximately 78.54%, due to our recent funding during the nine months of 2008.

•

For the nine months ended September 30, 2008, we recorded registration rights penalties of $650 related to the late filing of our registration statement on Form SB-2 as compared to $110,000 for the nine months ended September 30, 2007, a decrease of $109,350 or 99.41%.

•

For the nine months ended September 30, 2008, interest expense was $1,399,507 as compared to $1,508,781 for the nine months ended September 30, 2007, a decrease of $109,274 or 7.24% which is primarily attributable to the amortization of discount on certain debt which was fully amortized earlier in 2008.

NET INCOME, OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

As a result of these factors, we reported net income of $6,389,034 for the nine months ended September 30, 2008 as compared to net income of $6,100,166 for the nine months ended September 30, 2007. This translates to basic and diluted net income per common share of $0.15, $0.13 and $0.15, $0.14 for the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008, our unrealized gain on foreign currency translation of $2,173,475, an increase of $1,620,660, or approximately 293.16%, from the same period in 2007. We report in U.S. dollars, but the functional currency of Lotus East is the RMB. Translation adjustments result from the process of translating the local currency financial statements into U.S. dollars, with the average translation rates applied to our income statement of 6.99886 RMB to $1.00 during the nine months ended September 30, 2008. As a result of this non-cash gain, we reported comprehensive income of $8,562,509 for the nine months ended September 30, 2008 as compared to $6,652,981 for the same period in 2007.

Three Months ended September 30, 2008 compared to three months ended September 30, 2007

Total Net Revenues

Total revenues for the three months ended September 30, 2008 were $16,703,884 as compared to total revenues of $16,554,349 for the three months ended September 30, 2007, an increase of $149,535 or approximately 0.9%. For the three months ended September 30, 2008 and 2007, net revenues consisted of the following:

	2008	2007
Wholesale	$13,818,369	$11,429,926
Retail	1,203,698	1,643,501
Other revenues	1,681,817	3,480,922
Total net revenues	$16,703,884	$16,554,349

•

For the three months ended September 30, 2008, wholesale revenues increased by $2,388,443 or 21%. The significant increase in tangible product revenues is mainly attributed to strong sales of Brimonidine Tartrate Eye Drops, Valsartan Capsules and third party manufactured drugs included Recombinant Human Granulocyte Colony, Recombinant Human Interleukin-2 for Injection, Deproteinized Calfoblood Extractives Injection, and Cervus and Cucumis Polypeptide Injection. and Nicergoline offset by the decrease in sales in Nicergoline, Levofloxacin Lactate for Injection and third party manufactured drug Recombinant Human Erythropoietin Injection. The significant increased sales in Brimonidine Tartrate Eye Drops and Valsartan Capsules were primarily due to our strong marketing and sales effort on promoting those drugs. In late 2007, we obtained exclusive distribution rights from a third party Beijing based pharmaceutical company for four drugs: Octreotide Acetate Injection, Recombinant Human Erythropoietin Injection, Recombinant Human Granulocyte Colony-stimulating Factor Injection, and Recombinant Human Interleukin-2 for Injection. As a result, we experienced a significant increase in our third party manufactured drug sales during the three months ended September 30, 2008. As set forth above, as majority of our wholesale products are prescription drugs that are in demand by patients in China, we believe the demand for our wholesale products will not be impacted by the overall softening economy. We expect the sales will continue to have steady growths in the remaining of 2008.

•

For the three months ended September 30, 2008, retail revenues decreased by $1,239,933 or 75.44%. The decrease is primarily attributable to the slowdown in economy growth and the impact from 2008 Olympic held in Beijing. The slowdown in the economy growth resulted in less non-essential health supplements being purchases. The Company also experienced a reduce in higher priced drugs sales in 2008. As a result, the Company generated less per store revenue. Additionally, during the 2008 Olympic period, Beijing government restricted the city traffic and limited local roads used by locals. Consequentially, the Company’s retail stores received less visits from its customers. Although we believe our retail revenue in the fourth quarter will increase from the third quarter as we are approaching flu season, we do not believe the retail revenue will increase from the same period in 2007 as the economy continues to soften.

•	For the three months ended September 30, 2008, other revenues decreased by $1,799,105 or 51.68%. The decrease in other revenues is attributed to the following:

	2008	2007
Leasing revenues	$216,959	$179,926
Third-party manufacturing	1,375,233	2,917,335
Advertising revenues	-	157,267
Research and development and lab testing services	89,625	226,394
Total other revenues	$1,681,817	$3,480,922

•

We sublease certain portion our retail stores and counter spaces to various other vendors and generate leasing revenue. The slight increase was primarily due to the favorable RMB currency application which converted our leasing revenue in RMB into higher US dollar amounts and slightly more counter spaces being leased to third party vendors during the three months ended September 30, 2008. As set forth above, we anticipate that our leasing revenues will remain flat for the balance of 2008.

•

For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. We had less large manufacturing contracts during the three months ended September 30, 2008 as the demand for the third-party manufacturing decreased as compared to the same period in 2007. Several of our old large third party manufacturing customers have built their own facilities and started manufacturing products on their own in 2008 and we were unable to find new customers to replace them. As a result, our third-party manufacturing revenue decreased. We anticipate the third-party manufacturing revenue will continue to decrease for the remainder of fiscal 2008 as we do not expect to have new customers with large third party manufacturing contracts.

•

A large advertisement contract whereby we receive approximately $50,000 per month for the lease of counter and other space at our retail locations ended in December 2007. We did not receive any advertising revenue in the three months ended September 30, 2008. As the local government tightens the advertising rules and regulations in the pharmaceutical industry, we do not anticipate signing similar advertisement contracts in the near future.

•

We performed research and development and lab testing projects for various third parties and performed drug testing and analysis. We preformed less R&D testing services and drug testing and analysis work for third parties during the three months ended September 30, 2008 as compared to the same period in 2007. Some of our old customers were able to find other companies that provide similar R&D and lab testing serves at a lower price and decided not to use our services in 2008. We expect the revenue from R&D and lab testing will maintain at its current level with minimal growth in the remaining of 2008.

Cost of Sales

Cost of sales includes raw materials, packing materials, shipping, and manufacturing costs, which includes allocated portion of overhead expenses such as utilities and depreciation directly related to product production. For the three months ended September 30, 2008, cost of sales amounted to $8,219,358 or approximately 49.21% of total net revenues as compared to cost of sales of $9,856,382 or approximately 59.54% of total net revenues for the three months ended September 30, 2007. The collections on the previously reserved allowance for sales return of approximately $1.9 million in 2007 mentioned above had the effect of decreasing the Company’s cost of sales as a percentage of total revenue by 9% for the six months ended September 30, 2007as the Company recorded the costs associated with these products in its cost of sales during fiscal 2006 and the revenue was recognized in the second quarter of 2007. The decrease in cost of sales as a percentage of total revenue was primarily due to better purchase pricing management and more efficient production cost controls.

Gross Profit

Gross profit for the three months ended September 30, 2008 was $8,484,526 or 50.79% of total revenues, as compared to $6,697,967 or 40.46% of revenues for the three months ended September 30, 2007. The collections on the previously reserved allowance for sales return of approximately $1.9 million in 2007 mentioned above had the effect of increasing the Company’s profit margin by approximately $1.9million for the three months ended September 30, 2007, even though the sales of these products were actually made during the fourth quarter of fiscal 2006. As the costs associated with these products was recorded in our cost of sales during fiscal 2006, both the Company’s gross profit margin and income from operations for the three months ended September 30, 2007 increased by approximately $1.9 million. The increase in gross profit was attributable to the decrease in cost of sales as a percentage of revenue. Although we recognized higher than average gross profits during the three months ended September 30, 2008, there could be no assurance that we will continue to recognize similar gross profit margin in the future.

Operating Expenses

Total operating expenses for the three months ended September 30, 2008 were $4,726,868, an increase of $1,116,528 or 30.93%, from total operating expenses in the three months ended September 30, 2007 of $3,610,340. This increase included the following:

For the three months ended September 30, 2008, selling expenses amounted to $4,293,704 as compared to $1,441,950 for the three months ended September 30, 2007, an increase of $2,851,754 or 197.77%. This increase is primarily attributable to an increase of commission paid on sales to our sales representatives to provide better incentives.. We expect our selling expenses to increase as our revenues increase and we continue to pay out commission to our sales representatives to increase sales and collections. As a result, the significant increase in the selling expenses negatively impacted of our net income. We expect to continue paying commission on sales to increase our sales and provide bonuses based on the collection personnel’s performance to generate sufficient cash to meet our near term capital commitments such as new facility construction project and acquiring Chinese Class I drug patent.

For the three months ended September 30, 2008, research and development costs amounted to $12,448 as compared to $1,255,844 for the three months ended September 30, 2007, a decrease of $1,243,396 or 99.01%. In late 2007, we entered into several research and development agreements with third parties for the design, research and development of designated pharmaceutical projects and these agreements were fulfilled on June 30, 2008. We do not incur any research and development activities in third quarter 2008. There is an exchange rate effect in third quarter 2008 about research and development. As a result, expenses related to those research and development projects decreased during the three months ended September 30, 2008.

For the three months ended September 30, 2008, general and administrative expenses were $420,716 as compared to $912,546 for the three months ended September 30, 2007, a decrease of $491,830 or 53.90% as summarized below:

	Three months ended June 30,
	2008	2007
Salaries and related benefits	$421,228	$484,252
Amortization and depreciation expenses	42,185	77,416
Rent	54,387	94,485
Travel and entertainment	12,570	179,045
Professional fees	143,593	19,506
Bad debt recovery	(490,310)	-
Other	237,063	57,842
Total	$420,716	$912,546

The changes in these expenses from the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 included the following:

•

Salaries and related benefits decreased $63,024 or 13.01% primarily due to decrease bonuses paid to administrative personnel and decreased use of part time employees. The bonuses in 2007 were paid to several key employees and management and determined by meeting various individuals’ as well as overall Company’s operational goals. As set forth above, continuing our efforts to control corporate expenses, starting in 2008, we no longer provided certain benefits such as insurance and car allowance and other fringe benefits that were provided to employees in the 2007. As a result, the salaries and related benefits costs decreased accordingly.

•

Depreciation on fixed assets and amortization of our intangible assets decreased by $35,231 or approximately 45.51% which is primarily attributable to the completion of depreciation and amortization about our two items which were used in our office.

•	Bad debt recovery income increased by $490,310 or 100% which is primarily attributable to our effort on collection.

•	Rent decreased by $40,098 or approximately 42.44% which primarily because we renegotiated a portion of our leases and were able to reduce the rent rates on a short term basis.

•	Travel and entertainment expenses decreased by $166,475 or 92.98% as a result of corporate spending control effort.

•	Professional fees increased $124,087 or 636.15% primarily due to increase in investor relation professional fees, legal fees related to February 2008 financing.

•

Other selling, general and administrative expenses, which includes utilities, office supplies and training and other office expenses increased by $179,221 or approximately 309.85% which is primarily attributable to the increase on our sales revenue, as a result, we increased in corresponding general and administrative expenses.

Income from Operations

We reported income from operations of $3,757,658 for the three months ended September 30 2008 as compared to income from operations of $3,087,627 for the three months ended September 30, 2007, an increase of $670,031 or approximately 21.7%.

Other Expense

For the three months ended September 30, 2008, total other expense amounted to $543,982 as compared to other expense of $866,287 for the three months ended September 30, 2007, a decrease of $322,305 or 37.21%. This change is primarily attributable to:

•

For the three months ended September 30, 2008, we recorded debt issuance costs related to amortization on debt issuance costs of $99,516 compared to $58,679 for the three months ended September 30, 2007 due to our recent funding during the three months of 2008.

•

For the three months ended September 30, 2008, interest expense was $453,498 as compared to $807,608 for the three months ended September 30, 2007, a decrease of $354,110 or 43.85% This decrease is primarily attributable to the amortization of discount on some debt was finished in 2008.

NET INCOME, OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

As a result of these factors, we reported net income of $3,213,676 for the three months ended September 30, 2008 as compared to net income of $2,221,340 for the three months ended September 30, 2007. This translates to basic and diluted net income per common share of $0.08, $0.07 and $0.05, $0.05 for the three months ended September 30, 2008 and 2007, respectively.

During the three months ended September 30, 2008, we reported an unrealized gain on foreign currency translation of $127,833, a decrease of $53,062 or approximately 29.33%, from the same period in 2007. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements. As a result of this non-cash gain, we reported comprehensive income of $3,341,509 for the three months ended September 30, 2008 as compared to $2,402,235 for the same period in 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At September 30, 2008, we had a cash balance of $2,656,770. These funds are located in financial institutions located as follows:

China	$2,649,898
USA	6,872
Total	$2,656,770

Our working capital position decreased $5,982,532 to $18,669,605 at September 30, 2008 from $24,652,137 at December 31, 2007. This decrease in working capital is primarily attributable to a decrease in accounts receivable net of allowance of approximately $6,548,529, a decrease in cash of approximately $1.9 million, a decrease in prepaid expense of $931,942, an increase in accounts payable and accrued expenses of $1,080,907, an increase in tax payable of $2,730,952, an increase in unearned revenue of approximately $99,021 and an increase in due to related parties of approximately $1,031,899 offset by an increase of approximately $5,211,141 in inventories, an increase in deferred debt costs of $534,588 and a decrease in convertible debt of $2,561,645.

At September 30, 2008, our inventories of raw materials, work in progress, packaging materials and finished goods totaled $8,621,880, an increased of approximately $5.2 million, or 152.79%, from December 31, 2007. Included in this change was an increase of $5,681,166 in finished goods offset by decreases in raw materials of $148,864 and work in progress of $279,759. We expect to maintain higher finished goods inventory levels to accommodate for anticipated future sales growth, new products development and productions as well as a wider variety of products.

At September 30, 2008, our accounts receivable, net of allowance for doubtful accounts, was $13,882,298 as compared to $20,430,827 at December 31, 2007, a decrease of $6,548,529. The decrease was primarily due to our strong collection effort which significantly improved our accounts receivable aging days.

At September 30, 2008, we maintained an allowance for doubtful accounts on accounts receivable balances of $84,189 as compared to $548,083 at December 31, 2007, a decrease of $463,894 reflects our best estimate of probable losses. In determining the allowance for doubtful accounts, our management reviews our accounts receivable aging as well as the facts and circumstances of specific customers which may indicate the collection of specific amounts are at risk. Our terms of sale generally require payment within four months to a year, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary among our competitors for a company in our size within our industry. As described elsewhere herein, in 2008 we began paying a bonus to certain employees who are involved in the collection of accounts receivable to generate sufficient cash to meet our near term capital commitments such as new manufacture plant construction project and acquiring Chinese Class I drug patent. At September 30, 2008, these bonuses totaled $2.5 million. We also occasionally offer established customers longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Occasionally we will request a customer to prepay an order prior to shipment. At September 30, 2008, our balance sheet reflected advances from customers of $0, a decrease of $34,531, or 100%, from December 31, 2007.

At September 30, 2008, we have a prepaid expenses of $77,440 as compared to $1,009,382 at December 31, 2007, a decrease of $ 931,942. The decrease was primarily due to the completion of our research and development contracts. The total amount of the prepaid expense for research and development contracts was approximately $ 1 million at December 31, 2007. Although we did not make similar research and development contract prepayments in 2008, we expect to incur approximately $14.5 million expenses related to our Laevo-Bambuterodrug that was recently accepted by the Chinese SFDA for clinical trial evaluations in the next 24 to 30 months.

At September 30, 2008, we have a deferred debt cost of $563,928 as compared to $29,340 at December 31, 2007, an increase of $ 534,588. The increase was primarily attributed to the issuance of the series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the company’s common stock. We recorded a total deferred debt cost of $796,133 to be amortized over the term of our purchase agreement.

At September 30, 2008, we have a deposit on patent of $2,917,536 to acquire a new Chinese Class I anti-asthma medicine drug patent in accordance with a technology transfer agreement the Company entered into in April 2008. Additionally, in accordance with the agreement we entered into in June 2008, we also have a deposit on land use right of $17,120,100 for the amounts paid to a local government agency in Cha You to acquire a long-term interest to utilize certain land to construct a new manufacture facility. We did not have the two deposit amounts at December 31, 2007. We will need to make additional payments totaling approximately $62.6 million in the future. As described later in this section, we do not have sufficient funds to satisfy these obligations.

At September 30, 2008, we have an accounts payable and accrued expenses of $1,845,398 as compared to $764,491 at December 31, 2007, an increase of $1,080,907. The increase was primarily attributed to the increase of construction in progress for our new facility in Inner Mongolia.

At September 30, 2008, we have a value-added and services taxes payable of $3,303,152 as compared to $572,200 at December 31, 2007. The amounts are related to accrued but unpaid value added and services taxes for the nine months ended September 30, 2008. The increase in the taxes payable is primarily due to increase in our revenues during the nine months ended September 30, 2008 and the tax payment timing differences.

Our balance sheet at September 30, 2008, also reflects a balance due to related parties of $1,355,077 which was a working capital advances made to us by our president, vice-president and an officer of the Company and a Board member as well as an amount payable of approximately $131,289 related to an assignment agreement as discussed elsewhere in this report. These advances are non-interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

Our balance sheet at September 30, 2008 also reflects notes payable to related parties of approximately $5 million due on December 30, 2015 which is a working capital loan made to us by the Company’s Chief Executive Officer, two employees of the Company and a Board member. These loans bear a variable annual interest at 80% of current bank rate and are unsecured. During the three months ended September 30, 2008, we did not repay any portion of these loan balances.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets at September 30, 2008 and December 31, 2007 and does necessarily reflect changes in assets and liabilities reflected on our cash flow statement, which we use the average foreign exchange rate during the period to calculate these changes.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $16,038,077 as compared to net cash provided by operating activities of $3,688,656 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash provided by operating activities was attributable primarily to decrease in accounts receivable of $8,244,225, increase in value-added and service taxes payable of 2,637,331, an decrease in prepaid and other current assets of $1,080,576, an increase in unearned revenue of $62,225, an increase in accounts payable and accrued expenses of $1,032,245 and the add back of net income of $6,389,034, depreciation and amortization of $469,455, amortization of debt discount of $208,355, amortization of debt issuance costs of $261,545, stock based compensation of $392,341, the amortization of discount on convertible redeemable preferred stock of $592,966 and warrant repricing of $74,593 offset by an increase in inventories of $4,880,418, a decrease in allowance for doubtful accounts of $490,310 and a decrease in advances from customers of $36,086. Net cash provided by operating activities for the nine months ended September 30, 2007 was $3,688,656. For the nine months ended September 30, 2007, net cash provided by operating activities was attributable primarily to our net income of $6,100,166, the add back of depreciation and amortization of $422,055, amortization of debt issuance costs of $146,699, amortization of debt discount of $1,041,774, stock issued for compensation of 239,200 and decrease in allowance for doubtful accounts and sales returns of 1,723,258 and an increase in accounts receivable of $6,327,758, an increase in value-added and service taxes payable of $1,298,344, and an increase in unearned revenues of $122,924 offset by an decrease in inventory balance of $2,390,052, an decrease in prepaid expenses and other current assets of $251,225, a decrease in accounts payable and accrued expenses of $101,796 and a decrease in advances from customers of $170,971.

Net cash used in investing activities for the nine months ended September 30, 2008 amounted to $21,060,376. For the nine months ended September 30, 2008, net cash used in investing activities was attributable to the deposit on patent right of $2,857,608, the deposit on land use right of $16,768,445 and the purchase of property and equipment of $1,430,894. Net cash provided by investing activities for the nine months ended September 30, 2007 was $417,040 attributable to the purchase of property and equipment of $384,198 offset by payment received on due from related parties of $801,238.

Net cash provided by financing activities was $2,872,348 for the nine months ended September 30, 2008 and was attributable to the receipt of net proceeds of $5,000,000 from our private financing and proceeds from related party advances of $860,916 offset by payments on convertible debt of $2,520,000 and debt issuance costs of $468,568. Net cash used in financing activities was $116,778 for the nine months ended September 30, 2007 and was primarily attributable to the receipt of net proceeds of $2,950,000 from our debt financing offset by payments on related party advances and notes of $2,835,252 and the payment of debt issuance costs of $231,526.

We reported a net decrease in cash for the nine months ended September 30, 2008 of $1,901,187 as compared to a net increase in cash of $4,105,146 for the nine months ended September 30, 2007.

In 2007, we lent approximately $2 million of the net proceeds received from the sale of $3 million principal amount convertible debt to Lotus East, which they used as working capital. These advances are unsecured and interest free. During the first quarter of 2008, we used a portion of the proceeds from the sale of equity to satisfy these notes, lent Lotus East an additional $1.6 million and retained the balance to fund our operating expenses. We have no operations other than the Contractual Arrangements with Lotus East and, accordingly, we are dependent upon the quarterly service fees due us to provide cash to pay our operating expenses. Such payments have not been tendered to us and those funds are being retained by Lotus East to fund their operations. At September 30, 2008, Lotus East owned us approximately $17.6 million for such fees and we do not know when such funds will be paid to us. Our CEO is also the CEO and principal shareholder of Lotus East. Accordingly, we are solely reliant upon his judgment to ensure that the funds advanced to Lotus East are repaid to us. If these funds should not be repaid, or if Lotus East should continue to withhold payment of the quarterly service fee due us under the Contractual Arrangement, it is possible that we will not have sufficient funds to pay our operating expenses in future periods.

Other than our existing cash we presently have no other alternative source of working capital. We believe that our working capital may not be sufficient to fund our current operations for the next 12 months unless Lotus East pays us the amounts due to us. Lotus East has historically funded its capital expenditures from their working capital and has advised us that they believe this capital is sufficient for their current needs. Lotus East has contractual commitments for approximately $65.5 million related to a Technology Transfer Agreement and the construction of the new manufacturing facility. While it intends to fund the costs associated with the Technology Transfer Agreement and a portion of the construction of the new manufacturing facility with its existing working capital, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. In addition, its ability to fully fund the costs associated with the new manufacturing facility is materially dependent upon its ability to secured bank financing and/or government grants. As the banking industry is tightening the credit/lending policy, we expect the bank financing will become more challenging and the time to obtain the bank funding might be longer than expected. Although the Chinese government has recently announced an economic simulation plan, there is no guarantee that we will successfully be awarded the government grant. As it has no firm commitments for either, while its management believes the company will be successful in securing the necessary funding through its increasing revenue, quicker collections on receivables, current discussions with various commercial banks there are no assurances the funding will be available in the amounts or at the time required to meet Liang Fang’s commitment. In the event Lotus East is not successful in obtaining the funds it needs for the Technology Transfer Agreement, it is possible that it could default under the terms of the agreement and forfeit any funds paid to date. If Lotus East is not successful in obtaining all of the funding necessary to complete the construction of the new facility, it would lose the approximately $17,219,000 spent to date, including the $17,000,000 for the deposit on the land use rights which is non-refundable.

However, the ability of Lotus East to raise any significant capital to expand their operations is very limited. We believe that it is in our best long term interests to assist Lotus East in their growth plans. Accordingly, it is likely that we will seek to raise working capital not only for our operating expense but to provide capital to Lotus East for these projects as well as providing working capital necessary for its ongoing operations and obligations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company, particularly given the current conditions in the capital markets. If we are unable to raise capital as necessary for our operations, and we were no longer able to timely file our reports with the Securities and Exchange Commission, our common stock would be removed from quotation on the OTC Bulletin Board. In this event, the ability of our stockholders to liquidate their investment in our company would be adversely impacted and it is possible that an event of default would occur under various agreements we are a party to with the purchases of our Series A Convertible Redeemable Preferred Stock and common stock purchase warrants.

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

The following tables summarize our contractual obligations as of September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Related Parties Indebtedness	$5,843,522	$131,289	$656,446	$-	$5,055,787
Patent Purchase Obligations	$7,002,086	$2,625,782	$4,376,304	$-	$-
Construction Obligations	$58,517,017	$8,918,907	$49,598,110	$-	$-
Total Contractual Obligations:	$71,362,625	$11,675,978	$54,630,860	$0	$5,055,787

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

•

to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•

to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosure.

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

In order to correct the foregoing weaknesses, we have taken the following remediation measures:

•

In first quarter of 2008, under our CEO and CFO’s supervision, we have started a new accounting system implementation project to improve our financial reporting process. We intend to rely on our CFO, a senior financial executive from the U.S. with extensive experience in internal control and U.S. GAAP, and together with our CEO to oversee and manage the financial reporting process. In connection with the new accounting system implementation, we also plan to increase training of our accounting staff both accounting system and U.S. GAAP related knowledge. The new accounting system implementation project is currently completed. We are currently in the process of evaluating the result of the accounting system implementation.

•

We have started searching for an independent director qualified to serve on an audit committee to be established by our Board of Directors and we anticipate that our Board of Directors will also establish a compensation committee to be headed by one of an independent director. As of the date of this report, we have not selected a suitable candidate for the independent director.

Due to our operational needs and nature of the business, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lotus Pharmaceuticals, Inc.

Date: November 14, 2008	By: /s/ Liu Zhong Yi

Liu Zhong Yi

Chief Executive Officer and President, principal executive officer

Date: November 14, 2008	By: /s/ Adam Wasserman

Adam Wasserman

Chief Financial Officer, principal financial and accounting officer