Form 10-K
period 2008-12-31
Lotus Pharmaceuticals, Inc.
filed 2009-04-15
CIK 1292087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ____ to _____

Commission file number: 001-32581

LOTUS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-0507918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Cheng Zhuang Road, Feng Tai District, Beijing 100071, People's Republic of China	n/a
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	86 (10) 63899868

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [ ] Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [√] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [ ] No [√]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $12,441,550 on June 30, 2008.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   43,377,932 shares of common stock are issued and outstanding as of March 31, 2009.

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

LOTUS PHARMACEUTICALS, INC.
FORM 10-K
TABLE OF CONTENTS

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China ("PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors". Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain a web site at www.lotuspharma.com. Information on this website is not a part of this annual report.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Unless specifically set forth to the contrary, when used in this report the terms:

• "Lotus," "we," "us," "our," the "Company," and similar terms ref er to Lotus Pharmaceuticals, Inc., a Nevada corporation formerly known as S.E. Asia Trading Company, Inc., and its subsidiary,

• "Lotus International" refers to Lotus Pharmaceutical International, Inc., a Nevada corporation and a subsidiary of Lotus,

• "Lotus Century" refers to Lotus Century Pharmaceutical (Beijing) Technology co., Ltd., a wholly foreign-owned enterprise (WFOE) Chinese company which is a subsidiary of Lotus,

ii

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

Notwithstanding that Lotus, Liang Fang and En Zhe Jia are separate legal entities and the legal obligations of the parties are governed by the Contractual Arrangements, there is commonality of control between Lotus and Lotus East as set forth in the following table:

Name	Executive Officer/Director of Lotus	Principal Stockholder of Lotus	Stockholder of Liang Fang	Stockholder of En Zhe Jia
Dr. Liu Zhong Yi	√	√	√	√
Mrs. Song Zhenghong [1]	√	√	√	√
Wen Li Xian			√

(1) Mrs. Song Zhenghong is the spouse of Dr. Liu Zhong Yi.

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

Our principal executive offices are located at 16 Cheng Zhuang Road, Feng Tai District, Beijing 100071 China and our telephone number is 86-10-63899868. Our fiscal year end is December 31.

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

Lotus East's business is composed of three parts:

•	manufacturing and distribution of pharmaceutical products, including the manufacture of pharmaceutical products for other distributors (OEM manufacturing),
•	retailing of Western and traditional Chinese medications, and medical treatment equipment through retail locations; and
•	research and development as outlined below:

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

•	material medicine,
•	troches,
•	capsules,
•	granule medicaments;
•	freeze-dried powder for injections,
•	injections of small capacities, and
•	eye drops.

Different production control zones are used with separated air conditioning system according to different production and control needs. Production and sale of its pharmaceuticals and wholesale distribution of third party manufactured pharmaceuticals is Lotus East's largest and most profitable business and accounts for approximately 88% and 73% of our net revenues in 2008 and 2007, respectively. Under various manufacturing contracts, Lotus East provides contract manufacturing services for several drug companies including the manufacture of product to their specifications.

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

Lotus East holds current manufacturing rights to produce Valsartan. It estimates that there are currently 10 enterprises producing single regent dosage and fixed-dose combinations of Valsartan in China. The foreign pharmacy Novartis Pharma sells Valsartan under its brand name, Diovan. According to clinical verification, the two products, Maixin and Diovan, have the same clinical effects. Lotus East’s currently holds approximately 20% of the total China market share for Valsartan. Lotus East believes that it will maintain its current market share due to increased brand recognition and continued sales efforts. Lotus East also believes that even if the Chinese government does not take any measures to protect these products, other enterprises still cannot replicate its products in the near future because it takes at least two to three years to replicate any orally taken medicine and China SFDA has not been encouraging for duplicated medicines by limiting the approvals given to the new applications for duplicated medicines. Even if the market does face fiercer competition in the future, Lotus East believes its market will be relatively mature and that its production cost will be lower than those newly approved products. Accordingly, it believes that its sales revenue from Valsartan can stay relatively stable.

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

Lotus East holds manufacturing rights to produce Brimonidine Tartrate through August 2009. Lotus East estimates that other enterprises will not be able to replicate this product until March 2010, as it believes it takes at least 30 months to replicate an eye drop medicine. Currently, Lotus East has minimal competition and believes its market share will increase. However, it does anticipate lowers gross margins profits after 2010.

Levofloxacin Lactate for Injection

Levofloxacin is a popular anti-bacterial drug for the treatment of mild, moderate, and severe infections caused by susceptible trains of the designated microorganisms in the conditions such as acute maxillary sinusitis, acute bacterial exacerbation of chronic bronchitis, community-acquired pneumonia, complicated and uncomplicated skin and skin structure infections, complicated and uncomplicated urinary tract infections, and acute pyelonephritis. Lotus East received the rights to manufacture and release the drug in the Chinese market in 2005. Lotus East currently sells Levofloxacin Lactate for Injection under its brand name "Junxin". The imported product of its kind is manufactured by Japanese pharmaceutical company, Daiichi Pharmaceutical Co. Levofloxacin is one of most widely use antibiotics in China and Lotus East believes this product will remain competitive through 2011.

Nicergoline for Injection

Nicergoline for Injection is a national medical insurance product. It is an A-receptor blockage nerve system blood-brain medicine with remarkable curative effect. On the cerebral level, it prompts a lowering of vascular resistance, an increase in arterial flow and stimulates the use of oxygen and glucose. Nicergoline also improves blood circulation in the lungs and limbs and has been shown to inhibit blood platelet aggregation. It is used to treat senile dementia, migraines of vascular origin, transient ischemia, platelet hyper-aggregability and macular degeneration. Lotus East received the rights to manufacture this product in 2006 and release the drug in the Chinese market in 2007. The estimated patient base for this product in China is approximately 30,000,000 people and Lotus East believes this product will remain competitive through 2011. Sales decrease in 2008 but we expect future sales will remain stable at the current level as 2008.

Lotus East also acts as a wholesale distributor to distribute various pharmaceutical products manufactured by third party manufacturers. The third party manufactured products are –

Product Name	Type of Distribution Rights
Octreotide Acetate Injection Solution	Exclusive Distribution Rights
Recombinant Human Erythropoietin Injection	Exclusive Distribution Rights
Recombinant Human Granulocyte Colony Stimulating Factor Injection	Exclusive Distribution Rights
Recombinant Human Interleukin-2 for Injection	Exclusive Distribution Rights
Cervus and Cucumis Polypeptide Injection	Exclusive Distribution Rights
Potassium Aspartate and Magnesium Aspartate for Injection	Non-exclusive Distribution Rights
Deproteinized Calfblood Extractives Injection	Non-exclusive Distribution Rights
Cefotaxime Sodium For Injection	Non-exclusive Distribution Rights
Ningxinyishen Koufuye	Non-exclusive Distribution Rights

In 2008 and 2007, revenues from wholesale distribution of our four principal products (Walsartan, Brimonidine Tartrate Eyes Drops, Levofloxacin Lactate for Injection and Nicergoline for Injection) manufactured by Lotus East were approximately 49% and 28% of Lotus East's total sales revenue, respectively.

With the implementation in China of macro-economic policy and price controls by the Chinese government, the overall profit margin of medicines in the industry shall decrease. However, the rapid increase in the disposable income, government-backed healthcare spending and the number of elderly people in China in recent years have primarily resulted in an increasing spending on prescription and OTC medicines in China.

As of the date of this report, we cannot estimate the effect of these economic policies and increased spendings in China on our results of operations.

Technology Transfer Agreement

On April 25, 2008 En Ze Jia entered into a Technology Transfer Agreement with Dong Guan Kai Fa Biologicals Medicine LTD ("Dong Guan") pursuant to which Dong Guan agreed to transfer the technology material, new medicine research and rights to the Chinese patent of the anti-asthma new medicine R-BM to En Ze Jia on an exclusive basis in exchange for a transfer technology fee of approximately $6,860,000 (RMB 48 million) to be paid at various intervals.  Under the terms of the agreement, En Ze Jia is obligated to:

•	complete the filing with the Chinese State Food and Drug Administration (SFDA) of the medicine's clinical research ratification document,
•	complete the clinical research,
•	complete the medicine's trial production, and
•	providing raw materials and formulation related documentation and apply for the new medicine certification and production approval.

In addition to the payment of the technology transfer fee, En Ze Jia is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at $2,286,000 (RMB 16 million).  Lotus East intends to use its working capital to fund the project costs.

Dong Guan is responsible for preparing and transferring the clinical research and application documents as well as assisting En Ze Jia in the completing the clinical research and applying for the new medicine certification and production approval documents.

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•           Approximately $1,429,000 (RMB 10 million) is due by the 15th business day following the receipt of the processing notice of the receipt of the clinical application and all related material from SFDA is received,

•           Approximately $1,144,000 (RMB 8 million) is due by the 10th business day after the receipt of the medicine's clinical ratification document,

•           Approximately $1,429,000 (RMB 10 million) is due by the 15th business day after the medicine's Phase I clinical study is completed and ratification from the SFDA is obtained, and

•           Approximately $2,858,000 (RMB 20 million) is due by the 10th business day after the medicine's Phase II clinical study is completed and ratification from the SFDA is obtained.

En Ze Jia paid Dong Guan a deposit of approximately $2,858,000 (RMB 20 million) which is returned to En Ze Jia with 10 days after the transfer technology fee is paid.  In the event Dong Guan should be unable to timely return the deposit, it will pay En Ze Jia a late fee and En Ze Jia is entitled to damages for Dong Guan's failure to timely return the deposit.

In addition to the technology transfer fee, Dong Guan is entitled to annual payments equal to 3% of the product's annual sales in the prior year beginning in following year after the medicine is produced and marketed and continuing until August 2020, the expiration date of the patent.  The agreement further requires En Ze Jia to complete various stages of the process in accordance with an established schedule with anticipates the introduction of the product to market during 2014.  En Ze Jia, however, anticipates that the product will be launched in 2012 assuming the approval of SFDA can be obtained.

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

These 10 drug stores all offer in excess of 5,000 types of Western and traditional Chinese medications, and medical treatment equipment. The drug stores attempt to compete according to lower pricing and more efficient distribution and management practices. Lotus East has approximately 300 employees (90 exclusive sales representatives, 65 retail store staff, 60 product marketing specialists including registered pharmacists, 45 administrative staff and 40 factory workers).

Through its retail operations, Lotus East also generates revenue through the leasing of office space to licensed physicians, the lease of store front areas to various merchants, and the lease of advertising space in the retail pharmacies.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND LOTUS EAST'S CUSTOMERS

Currently, Lotus East sells drugs through over 70 distribution agents and drug distribution companies in China covering 32 except Tibet, Taiwan, Hong Kong, and Macau in the PRC. Lotus East works with various distribution companies to distribute its products. The demand for new drugs in China is substantial as the drug distribution companies suffer from very low profit margins from the distribution of old generic drugs. Additionally, Lotus East has a network of connections with hospitals in the Inner Mongolia and surrounding areas which provide direct access to hospitals in these areas. Lotus East's drug products are also sold through its retail drug stores.

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

Lotus East conducts promotional marketing activities to publicize and enhance the company's image as well as to reinforce the recognition of its brand name, including:

•	publishing advertisements and articles in national as well as specialized and provincial pharmaceutics and Biotech newspapers and magazines, and in other media, including the Internet;

•	participation in national meetings, seminars, symposiums, exhibitions for bio-pharmaceutical and other related industries;

•	organizing cooperative promotional activities with distributors; and

•	Educational and seminar training sessions to physicians and pharmacists to introduce and explain our drugs.

•	Establishment of an over the counter department to resell various retail pharmaceutical products to other third party pharmacies

Excluding customers in its retail operations, Lotus East currently has over 130 customers, including over 30 direct customers in Beijing, Shanghai, Chongqing, GuangDong, Inner Mongolia, Ningxia, Henan, Hubei, LiaoNing, HeiLongjiang, Guangxi, Jiangsu, Hebei, Anhui, Yunnan, Sichuan, Shanxi provinces in the PRC. In 2008, Lotus East spent approximately $181,000 on advertising expenses as compared to approximately $2.6 million in 2007.

AGREEMENT WITH WU LAN CHA BU EMERGENCY HOSPITAL

On October 10, 2006, Lotus East entered into a five-year loan agreement and contract with Wu Lan Cha Bu Emergency Hospital whereby Lotus East agreed to lend to Wu Lan Cha Bu Emergency Hospital approximately $4,377,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan Cha Bu Emergency Hospital agreed that Lotus East would be the exclusive provider for all medicines and disposable medical treatment apparatus to it for a period of 20 years. In October 2006, Dr. Liu Zhong Yi, our Chief Executive Officer and the CEO and principal stockholder of Lotus East, loaned these funds to Wu Lan Cha Bu Emergency Hospital on behalf of Lotus East. Accordingly, on October 10, 2006 Lotus East entered into an assignment agreement whereby it assigned all of its rights, obligations, and receipts under the loan agreement to Dr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East. As compensation to Dr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Dr. Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East, Lotus East agreed to pay Dr. Liu an aggregate of approximately $1,313,000 to be paid in five equal annual installments of approximately $263,000. On October 2006, we estimated the hospital construction project will be completed by 2009. But there have been delays in this construction project, so, at this moment, we estimated it will not be completed until summer of 2010. Accordingly, it is anticipated that Lotus East will begin generating revenue from the hospital in late 2010.

COMPETITION

Vertically integrated pharmaceutical operations are still at an early stage of development in China due to heavy state involvement in the past and Lotus East believes that the industry is fragmented. Lotus East faces competition from domestic drug research and development companies and drug manufacturing companies which are growing rapidly. Its direct competitors are domestic pharmaceutical companies and new drug research and development institutes that have fairly strong research and development capabilities in new drugs such as Beijing Venture Biopharma Technology Co., Ltd., Fosun Group Co., Ltd., Zhuhai Lizhu and Beijing Nohua . Lotus East also faces competition of foreign companies who have strong proprietary pipeline and strong financial resources. These companies have significantly greater assets than Lotus East and have a larger current market share. Lotus East believes its advantage is its local concentration in research and development, the local distribution network, and lower prices. Lotus East believes that it has good quality and technical manufacturing practices and generally has not experienced any quality control issue. Lotus East attempts to focus more on quality, and establishing long-term good cooperative relations with the Chinese Academy of Medical Sciences and the China Academy of Traditional Chinese Medicine and medicine test organizations. Lotus East believes that it is able to compete as a result of its research and development capability, extensive sales network and lower prices. Other than these competitors, most of Lotus East's other competitors produce only one or two products.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Lotus East designs, creates prototypes and manufactures its products at its manufacturing facilities located at Beijing, PRC. Its principal raw materials include Brimonidine Tartrate, Levofloxacin Lactate, Nicergoline and Valsartan. The prices for these raw materials are subject to market forces largely beyond Lotus East's control, including energy costs, organic chemical prices, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

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

Drug Name	Target Treatment	Status (A)
Calcium Dibutyryl Adensine Monophosphate for Injection	used to cure angina and acute myocardial infarction	Pending final SFDA approval
Gatifloxacin Lactate for Injection	used for curing acute nasosinusitis, chronic bronchitis, pneumonia, gonorrhea, and rectum infection	Pending final SFDA approval
Sodium Aescinate for Injection	use for curing hydrocephalus, swelling caused by wounds or surgery operation and for venous return disorder.	Pending final SFDA approval
Isosorbide Mononitrate-Sustained Release Tablets	used for preventing angina (chest pain) caused by heart disease.	Pending SFDA approval
Gliclazide-Controlled Release Tablets	Used for control of hyperglycemia in gliclazide responsive diabetes mellitus of stable, mild, non-ketosis prone, maturity onset or adult type	Pending SFDA approval
Salbutamol Sulfate-Controlled Release Tablets	Used for the relief of bronchospasm in conditions such as asthma and chronic obstructive pulmonary disease	Undergoing clinical studies
Total Hawthorn Flavonoids-Sustained Release Tablets (TCM, patent product)	Used to control high blood pressure	In development stage
Doxazosin-Controlled Release Tablets	Used for curing benign prostatic hyperplasia	In development stage
Nifedipine-Controlled Release Tablets	used for curing hypertension and angina	In development stage
Lovastatin-Controlled Release tablets	used to hypolipidemic	In development stage
Simvastatin-Comtrolled Release tablets	used to hypolipidemic	In development stage
Verapamil Hydrochloride-Controlled Release Tablets	used for curing variant angina and unstable angina	In development stage
Valsartan-Controlled Release Tablets	Used for curing high blood pressure	In development stage

(A) Subject to SFDA. Pending Administrative Protection and approval.

GOVERNMENT APPROVAL AND REGULATION

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

The Drug Administration Law of the PRC governs Lotus East and its products. The State Food & Drug Administration of the PRC regulates and implements drug laws. The State FDA has granted Lotus East six government permits for it to produce the following products:

•	Valsartan Capsules,

•	the material of Valsartan,

•	Levofloxacin Lactate for Injection,

•	the material of Levofloxacin Lactate,

•	Brimonidine Tartrate Eyes Drops with a density of 0.1, and

•	Brimonidine Tartrate Eyes Drops with the density of 0.3.

No enterprise may start production at its facilities until it receives approval from the provincial, autonomous region level, or municipality level SFDA to begin operations. The approval process takes about two years: including local SFDA approval, Local SFDA assessment, State SFDA processing, state SFDA expert valuation, clinical trial, final approval.

Lotus East has the requisite approval and licenses from the Beijing SFDA in order to operate its production facilities.

COMPLIANCE WITH ENVIRONMENTAL LAW

Lotus East complies with the Environmental Protection Law of China and its local regulations. In compliance with PRC environmental regulations, Lotus East spent approximately $0 in 2008 and approximately $170,000 in 2007 on compliance with environmental regulations, principally for waste discharge processing and dust cleaning.

EMPLOYEES

We do not have any employees. As of March 31, 2009, Lotus East has 239 employees, including 199 full time employees and 40 part time employees. All of these employees are all located in the PRC and who receive labor insurance. These employees are organized into a union under the labor laws of China and can bargain collectively with Lotus East. Lotus East believes it maintains good relations with its employees.

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

CONSULTING ARRANGEMENT WITH CFO ONCALL, INC.

In August 2006, we engaged CFO Oncall, Inc., a U.S. based firm that provides outsourced chief financial officer/controller services to public companies, to assist us assembling our annual and quarterly financial statements, as well as to assist our management in the preparation of our financial statements. Under the terms of the engagement, Mr. Adam Wasserman, a principal of CFO Oncall, Inc., serves as our Chief Financial Officer. We pay this firm on a monthly fixed fee. In 2008 and 2007, we paid CFO Oncall, Inc. $120,000 and $94,200 for its services, respectively.

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

We changed our name to Lotus Pharmaceuticals, Inc. on December 6, 2006.

In May 2007 we formed Lotus Century to engage in the development of innovative medicines, medical technology consulting and outsourcing services, and related training services. As of March 31, 2009, it has not commenced operations.

ITEM 1.A RISK FACTORS

Investing in our securities involves a great deal of risk. You should not invest in our common stock unless you can afford to lose your entire investment. Careful consideration should be made of the following factors as well as other information included in this prospectus before deciding to purchase our common stock. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

RISKS RELATING TO OUR OVERALL BUSINESS OPERATIONS

THE SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK HAS A MANDATORY CONVERSION AND WE MAY NOT HAVE SUFFICIENT FUNDS AVAILABLE TO PAY THE REDEMPTION AMOUNTS.

Under the designations, rights and preferences of the Series A Convertible Redeemable Preferred Stock at the option of the holder for a period of 90 days beginning on February 25, 2010.  The redemption price which is equal to $0.87 per share plus any accrued but unpaid dividends, must be paid in cash, in one lump sum within one month from the end of the 90 day period.  Assuming that sufficient funds are available to us to pay these redemption amounts, if one or more of the holders of the Series A Convertible Redeemable Preferred Stock should elect redemption of those shares, the payment of the redemption price will materially and adversely impact our liquidity.  In addition, as described elsewhere herein, we are dependent on Lotus East to both pay our management fees on a current basis and to repay the amounts we have advanced that company.  If for any reason those amounts should not have been tendered and one or more of the Series A Convertible Redeemable Preferred Stock holders should request redemption, it is possible we would not have sufficient funds to pay the redemption amounts.

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

The PRC government restricts foreign investment in pharmaceutical businesses in China. Lotus East holds the licenses and approvals necessary to operate its pharmaceutical business in China and through the Contractual Arrangements with Lotus East and its stockholders we substantially control Lotus East. Neither Lotus nor Lotus International, however, are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with Lotus East as described elsewhere in this prospectus. As such, we are completely dependent on the Contractual Arrangements. We do not generate any revenues and have no assets. All of Lotus East's assets and operations are located in the PRC. As described in the financial statements included elsewhere in this prospectus, the assets and liabilities at each of December 31, 2008 and 2007 and the results of operations for 2008 and 2007 are those of Lotus East.

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

While pursuant to the Contractual Arrangements we have the ability to control the daily operations and financial affairs of Lotus East, appoint each of their senior executives and approve all matters requiring approval by their respective members, these actions on our behalf are determined by our Board of Directors. Dr. Liu, our CEO, and his wife Mrs. Zhenghong, are members of our Board of Directors and principal stockholders of our company and they are also officers, directors and principal stockholders of Lotus East. Conflicts of interests between their duties to our company and Lotus East may arise. Dr. Lui and Mrs. Zhenghong each have a duty of loyalty and care to us under Nevada law when there are any potential conflicts of interests between our company and Lotus East. We cannot assure you, however, that when conflicts of interest arise, Dr. Liu and or Mrs. Zhenghong will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Dr. Liu and/or Mrs. Zhenghong could violate their legal duties by diverting business opportunities from us to others.

In addition, while the terms of the Contractual Arrangements provide that we are to be paid quarterly service fees equal to the net profit of Lotus East, such payments have not been tendered to us and those funds are being retained by Lotus East to fund their operations. At December 31, 2008 approximately $25 million is due to us by Lotus East which remains unpaid as of the date hereof. Although we have no business and operations other than pursuant to the terms of the Contractual Arrangements, we incur operating expenses related to our public company reporting requirements including legal and accounting fees. There are no assurances that these fees will be paid, or that any other conflicts of interest which may arise between our company and Lotus East related to their obligation to pay the amounts due us will be resolved in our favor.

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

In 2007, we sold $3,000,000 principal amount 14% secured convertible notes in a private placement and we lent approximately $2 million of those proceeds to Lotus East for working capital. In 2008, we received net proceeds from the sale of shares of our Series A Convertible Redeemable Preferred Stock of approximately $4.6 million. We used approximately $2,576,557 of those proceeds to repay in full all of our outstanding obligations under our 14% secured convertible notes. Of the remaining proceeds, we lent approximately $1,600,000 to Lotus East. These loans are in the form of unsecured, interest free advances for use by Lotus East in their operations including in their research and development activities. We do not have an understanding with Lotus East regarding the repayment of the amounts advanced to that company. If these funds are not repaid, we may not have sufficient capital to pay our operating expenses which could result in our inability to remain current in our reporting obligations under Federal securities laws. If we were unable to remain current in those requirements, our common stock would be removed from quotation on the OTC Bulletin Board and our stockholders would in all likelihood lose their entire investment in our company.

IF WE FAIL TO MAINTAIN THE ADEQUACY OF OUR INTERNAL CONTROLS, OUR ABILITY TO PROVIDE ACCURATE FINANCIAL STATEMENTS AND COMPLY WITH THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002 COULD BE IMPAIRED, WHICH COULD CAUSE OUR STOCK PRICE TO DECREASE SUBSTANTIALLY.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially. We have implemented, or plan to implement, the measures described below under the supervision and guidance of our management to remediate the above control deficiencies and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to, the following initiatives, which have been implemented, or are in the process of implementation, as of the date of filing of this Annual Report:

•
We have increased efforts to enforce internal control procedures.  We have also reorganized the structure of our China financial department and clarified the responsibilities of each key personnel in order to increase communications and accountability.

•	We have recruited and will continue to bring in additional qualified financial personnel for the accounting department to further strengthen our China financial reporting function.

•
We continually review and improve our standardization of our monthly and quarterly data collection, analysis, and reconciliation procedures. To further improve the timeliness of data collection, we are selecting and will install new point of sale systems and enterprise resource planning systems for our wholesale and retail operations.

•	We plan on significantly increasing the level of communication and interaction among our China management, independent auditors, our directors of the Board, and other external advisors..

•
We are in the process of searching for qualified internal control consultants to help us be in compliance with internal control obligations, including Section 404 of the Sarbanes-Oxley Act of 2002. We also plan to dedicate sufficient resources to implement required internal control procedures.

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

A number of risks arise from its dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

•	terminates or suspends its agreement with Lotus East;
•	causes delays;
•	fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;
•	fails to adequately perform clinical trials;
•	determines not to develop, manufacture or commercialize a product to which it has rights; or
•	otherwise fails to meet its contractual obligations.

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

Other companies may independently develop similar products and design around any patented products Lotus East develops. We cannot assure you that:

•	any of Lotus East's patent applications will result in the issuance of patents;
•	Lotus East will develop patentable products;
•	the manufacturing rights Lotus East has been issued will provide it with any competitive advantages;
•	the patents of others will not impede Lotus East's ability to do business; or
•	third parties will not be able to circumvent Lotus East's manufacturing rights.

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

Lotus East's product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If Lotus East's potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

•	the commercialization of Lotus East's products could be adversely affected;
•	any competitive advantages of the products could be diminished; and
•	revenues or collaborative milestones from the products could be reduced or delayed.

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

In manufacturing Lotus East's products it is required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. If Lotus East cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, it may not be allowed to develop or market the product candidates. If Lotus East fails to comply with applicable regulatory requirements at any stage during the regulatory process, it may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

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

•	the amount of government involvement,

•	level of development,

•	growth rate,

•	control of foreign exchange, and

•	allocation of resources.

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

IF PRC LAW WERE TO PHASE OUT THE PREFERENTIAL TAX BENEFITS CURRENTLY BEING EXTENDED TO FOREIGN INVESTED ENTERPRISES AND "NEW OR HIGH-TECHNOLOGY ENTERPRISES" LOCATED IN A HIGH-TECH ZONE, LOTUS EAST WOULD HAVE TO PAY MORE TAXES, WHICH COULD HAVE A ATERIAL AND ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under PRC laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as "new or high-technology enterprise". As a foreign invested enterprise as well as a certified "new or high-technology enterprise" located in a high-tech zone in Beijing: Lotus East is registered in the Liangxiang Economic Tech Development Zone and is entitled to an exemption from enterprise income tax until December 12, 2008. If the PRC law were to phase out preferential tax benefits currently granted to "new or high-technology enterprises" and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 25%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

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

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents Lotus East from obtaining sufficient foreign currency to satisfy its currency demands, we may not have sufficient funds available to pay our obligations as they become due.

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

RISKS RELATED TO HOLDING OUR SECURITIES

OUR CORPORATE ACTIONS ARE SUBSTANTIALLY CONTROLLED BY OUR MANAGEMENT.

Our executive officers and directors own approximately 62% of our outstanding common stock and approximately 55% of voting control. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders, elections of our board of directors will generally be within the control of these stockholders. It would be difficult for our stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company.

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

At March 31, 2009, we had 43,377,932 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding:

•	5,747,118 shares of our common stock issuable upon the possible conversion of the Series A Convertible Redeemable Preferred Stock;

•	up to an additional 919,544 shares of our common stock which we may issue the Series A Convertible Redeemable Preferred Stockholders as dividend payments; and

•	5,166,999 of our common stock issuable upon the exercise of common stock purchase warrants with an average exercise price of $1.13 per share.

The issuance of the shares as dividend payment, the exercise of the warrants and/or the conversion of the Series A Convertible Redeemable Preferred Stock may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

In February 2007 and February 2008, we issued five year common stock purchase warrants to purchase an aggregate of 4,373,553 shares of our common stock with current exercise prices ranging from $0.87 to $1.20 per share in connection with the sales of our 14% secured convertible notes and the shares of our Series A Convertible Redeemable Preferred Stock.  All of these warrants are exercisable on a cashless basis at any time when there is not an effective registration statement covering the shares of our common stock underlying the warrants which means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The utilization of this cashless exercise feature will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. Such report is contained later in this annual report under Item 9A(T) Controls and Procedures. In addition, unless the pending one year delay proposed by the SEC is adopted, for our fiscal year ending December 31, 2009 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

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

Lotus East has the following properties leased in Beijing, China:

Property Location (District of Beijing, China)	Area (sq. ft)	Lease Expiration Period	Purpose
Fengtai District	4,413	August 31, 2009	Liang Fang warehouse
Fengtai District	11,345	December 31, 2009	Liang Fang headquarters
Fengtai District	12,917	July 3, 2019	Retail - Xinzhong Taita Pharmacy
Fengtai District	2,067	December 31, 2009	Retail - Nangong Pharmacy
Fengtai District	2,153	December 31, 2010	Retail - Chenzhuang Rd. Pharmacy
Haidian District	3,660	December 31, 2009	Retail - Wanshou Rd. Pharmacy
Dongcheng District	2,153	May 31, 2009	Retail - Qingnianhu Pharmacy
Dongcheng District	807	Month-to-Month	Retail - Hepingli Pharmacy
Chaoyang District	1,550	December 31, 2011	Retail - Capital Airport Pharmacy
Chaoyang District	2,691	Month-to-Month (related party)	Retail - Fenglinlvzhou Pharmacy
Fangshan District	1,615	December 31, 2010	Retail - Yonganzhongshen Pharmacy
Liujia Village	2,153	October 9, 2010	Retail Pharmacy
Chaoyan District	72,118	Property Owned by Lotus	En Zhe Jia Shi production and manufacturing facility

On June 3, 2008 Liang Fang entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District.  The new facility, which will be comprised approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s current manufacturing capacity. The new facility, which will manufacture medical injection products, including 0.9% physiological saline injection, hydroxyethyl starch 130/0.4 injection and hydroxyethyl starch 200/0.5 injection, Qiang Yi Ji starch, a medical corn starch commonly known as O-2-hydeoxyethyl starch, dextran and additional pharmaceuticals, will require a total investment of RMB 623.66 million, or approximately $90.99 million. It anticipated that construction will begin on the project in September 2008 and that it will take between 12 to 30 months to complete the facility.

Included in the total cost of the project is land cost of RMB 223.66 million (approximately $32.63 million) which is paid to Cha You. Other components of the project include construction costs of approximately RMB 120 million (approximately $17.51 million), costs associated with the various production lines estimated at RMB 230 million (approximately $33.56 million) and working capital of approximately RMB 50 million (approximately $7.29 million).

Liang Fang intends to use its present working capital together with bank loans and government grants to fund the project. The funds are required to be invested over the next 18 months under a specified schedule ending in December 2010. As of December 31, 2008, Liang Fang has paid about RMB 226.5 million (approximately $33 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from those third party sources.

Under the terms of the agreement, Cha You agreed to abate fees associated with water resources, waste and other relative supplies for a period of 30 years and agreed to ensure that the land use tax to be paid by Liang Fang after it begins normal production will be at the lowest tax rate imposed for five years. Once the project is completed, for a period of eight years the local reserved portion of the imposed corporation income tax will be returned to Liang Fang. Liang Fang is required to commence construction by September 3, 2008. If for any reason Liang Fang should fail to begin construction within 90 days from the date of the agreement, Cha You has the right to restore the land use rights to it and Liang Fang will forfeit any funds invested to date. In addition, Liang Fang is prohibited from changing the land use designation. We commenced the construction in August 2008 and we completed the payment for land use right of RMB 223.66 million (approximately $32.63 million) in February 2009.

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

	High	Low
Fiscal 2007
First quarter ended March 31, 2007	$3.50	$1.50
Second quarter ended June 30, 2007	$3.30	$1.50
Third quarter ended September 30, 2007	$2.45	$1.20
Fourth quarter ended December 31, 2007	$1.60	$0.90

Fiscal 2008
First quarter ended March 31, 2008	$1.24	$0.54
Second quarter ended June 30, 2008	$1.30	$0.59
Third quarter ended September 30, 2008	$0.80	$0.30
Fourth quarter ended December 31, 2008	$0.44	$0.16

Fiscal 2009
First quarter ended March 31, 2009	$0.38	$0.13

On March 31, 2009, the last sale price of our common stock as reported on the OTCBB was $0.30. As of March 31, 2009, there were approximately 63 record owners of our common stock.

DIVIDEND POLICY

We have not paid cash dividends on our common stock since we became public through a reverse merger. We intend to keep future earnings to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. We rely on dividends from Lotus East for our funds and PRC regulations may limit the amount of funds distributed to us from Lotus East, which will affect our ability to declare any dividends. See “Risk Factors - Risks Related to Doing Business in the PRC” – Lotus East re subject to restrictions on paying dividends and making other payments to us” and “Governmental control of currency conversion may affect the value of your investment.”

Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and relevant factors that our board of directors may deem relevant. Our retained earnings limits our ability to pay dividends.

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

•	$0.87 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), plus

•
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

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the moving average method. Inventory consists of finished capsules, liquids, finished oral suspension powder and other western and traditional Chinese medicines and medical equipment. At least on a quarterly basis, we review our inventory levels and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-- an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a material impact on our financial statements.

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

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

Results of Operations

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Total Net Revenues

Total revenues for the year ended December 31, 2008 were $73,803,029 as compared to total revenues of $56,873,115 for the year ended December 31, 2007, an increase of $16,929,914 or approximately 29.77% comparable period in 2007. For the year ended December 31, 2008 and 2007, net revenues consisted of the following:

	2008	2007
Wholesale	$65,264,281	$41,651,106
Retail	2,837,257	3,471,960
Other revenues	5,701,491	11,750,049
Total net revenues	$73,803,029	$56,873,115

For the year ended December 31, 2008, wholesale revenues increased by $23,613,175or 56.69%. The significant increase in tangible product revenues is mainly attributed to strong sales in Brimonidine Tartrate Eye Drops and third party manufactured drugs included Recombinant Human Granulocyte Colony, Recombinant Human Interleukin-2 for Injection, Recombinant Human Erythropoietin Injection, Deproteinized Calfblood Extractives Injection, Octreotide Acetate Injection, Cervus and Cucumis and Polypeptide Injection Cefrotaxime Sodium for Injection. The increase in revenue was offset by the decrease in sales in Levofloxacin Lactate for Injection and Valsartan Capsules. The significant increased sales in Brimonidine Tartrate Eye Drops were primarily due to our strong sales effort on promoting this drug. In late 2007, we obtained exclusive distribution rights from a third party Beijing based pharmaceutical company for four drugs: Octreotide Acetate Injection, Recombinant Human Erythropoietin Injection, Recombinant Human Granulocyte Colony-stimulating Factor Injection, and Recombinant Human Interleukin-2 for Injection. In 2008, we obtained exclusive distribution rights for Cervus and Cucumis Polypeptide Injection. Additionally, we also strengthen our relationships with the several large drug manufacturers in 2008. As a result, we experienced a significant increase in our third party manufactured drug sales during the year ended December 31, 2008. As majority of our wholesale products are prescription drugs that are in demand by patients in China, we believe the demand for our wholesale products will not be impacted by the overall softening economy. We expect the sales will continue to have steady growth in our fiscal year of 2009.

For the year ended December 31, 2008, retail revenues decreased by $634,703 or 18.28%. The decrease is primarily attributable to the slowdown in economy growth and the impact from 2008 Olympic held in Beijing. The slowdown in the economy growth resulted in less non-essential health supplements being purchases. The Company also experienced a reduction in the sale of higher priced drugs in 2008. As a result, the Company generated less per store revenue. Additionally, during the 2008 Olympics, the Beijing government restricted the city traffic and limited local roads used by locals. Consequentially, the Company’s retail stores received less visits from its customers. We expect our retail revenue will slightly increase in our fiscal year of 2009.

For the year ended December 31, 2008, other revenues decreased by $6,048,558 or 51.48%. The decrease in other revenues is attributed to the following:

	2008	2007
Leasing revenues	$779,346	$859,288
Third-party manufacturing	4,465,965	9,482,572
Advertising revenues	230	601,335
Research and development and lab testing services	455,950	806,854
Total other revenues	$5,701,491	$11,750,049

We sublease certain portion our retail stores and counter spaces to various other vendors and generate leasing revenue. The leasing revenue remained materially consistent with prior year same period. The slight decrease was primarily due to less counter space being leased to third parties due to less demand for our counter spaces during the year ended December 31, 2008. We expect our leasing revenue to remain flat in our fiscal 2009.

For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. We had less large manufacturing contracts during the year ended December 31, 2008 as the demand for the third-party manufacturing decreased as compared to the same period in 2007. Several of our historical, large third party manufacturing customers have built their own facilities and started manufacturing products on their own in 2008 and we were unable to find new customers to replace them. As a result, our third-party manufacturing revenue decreased. We anticipate the third-party manufacturing revenue will continue to decrease for the fiscal 2009 as we do not expect to have new customers with large third party manufacturing contracts.

A large advertisement contract whereby we receive approximately $50,000 per month for the lease of counter and other space at our retail locations ended in December 2007. Accordingly, our advertising revenues decreased during the year ended December 31, 2008 as compared to the same period in 2007. As the local government tightens the advertising rules and regulations in the pharmaceutical industry, we do not anticipate signing similar advertisement contracts in the near future.

We performed research and development and lab testing projects for various third parties and performed drug testing and analysis. We preformed less R&D testing services and drug testing and analysis work for third parties during the year ended December 31, 2008 as compared to the same period in 2007. Some of our historical customers for these services were able to find other companies that provide similar R&D and lab testing serves at a lower price and decided not to use our services in 2008. We expect the revenue from R&D and lab testing will maintain at its current level with minimal growth in the fiscal year of 2009.

Cost of Sales

Cost of sales includes raw materials, packing materials, direct labor, manufacturing costs, which includes allocated portion of overhead expenses such as Labor fee, utilities and depreciation directly related to product production, and related taxes. For the year ended December 31, 2008, cost of sales amounted to $40,440,088 or approximately 54.79% of total net revenues as compared to cost of sales of $33,678,963 or approximately 59.22% of total net revenues for the year ended December 31, 2007. The decrease in cost of sales as a percentage of total net revenue was primarily due to better purchase pricing management and more efficient production cost controls.

Gross Profit

Gross profit for the year ended December 31, 2008 was $33,362,941 or 45.21% of total net revenues, as compared to $23,194,152 or 40.78% of total net revenues for the year ended December 31, 2007. The increase in gross profit was attributable to the decrease in cost of sales as a percentage of revenue. The decrease in cost of sales as a percentage of revenue was primarily contributed to better managed raw material and third party manufactured finished goods purchase prices. Although we recognized higher than average gross profits during the year ended December 31, 2008, there could be no assurance that we will continue to recognize similar gross profit margin in the future.

Operating Expenses

Total operating expenses for the year ended December 31, 2008 were $18,292,997, an increase of $6,407,138 or 53.91% from total operating expenses in the year ended December 31, 2007 of $11,885,859. This increase included the following:

For the year ended December 31, 2008, selling expenses amounted to $14,902,646 as compared to $6,460,206 for the year ended December 31, 2007, an increase of $8,442,440 or 130.68% from the comparable period in fiscal 2007. This increase is primarily attributable to an increase of approximately $5.6 million in commission paid to our sales representatives on sales generated to provide greater incentives; we increased the sales commission percentage in 2008.  Additionally, we paid bonuses to our collection personnel of approximately $2.5 million to improve our collections on accounts receivables and cash flows. In order to generate sufficient cash to meet our near term capital commitments such as new manufacture plant construction project and acquiring Chinese Class I drug patent, management adopted a high commission and bonuses policy to incentivize our sales and collection personnel’s performance.  As a result, the significant increase in the selling expenses negatively impacted of our net income. Management has modified its sales and collection incentive policy and reduced the sales commission percentage and collection bonuses in 2009 as the Company’s near term capital requirement has been met.  Although we currently expect the selling expenses as a percentage of revenue will decrease, we cannot guarantee that we will not reinforce the high sales and collection incentive policy and increase the selling expenses as a percentage of revenue to meet future working capital needs.

For the year ended December 31, 2008, research and development costs amounted to $1,200,194 as compared to $2,411,651 for the year ended December 31, 2007, a decrease of $1,211,457 or 50.23%from the comparable period in 2007. In late 2007, we entered into several research and development agreements with third parties for the design, research and development of designated pharmaceutical projects. We fulfilled these research and development agreements on June 30, 2008. We did not enter into any new research and development agreement in the last half fiscal year of 2008. As a result, expenses related to those research and development projects decreased during the year ended December 31, 2008. As we have a number of new drugs that are either under development or waiting for approval, we do not expect to enter into additional research and development agreements that will incur material research and development costs in the near future.

For the year ended December 31, 2008, general and administrative expenses were $ 2,190,157 as compared to $3,014,002 for the year ended December 31, 2007, a decrease of $823,845 or 27.33% from the comparable period in fiscal 2007.  These changes are summarized below:

	For the Year ended December 31,
	2008	2007
Salaries and related benefits	$1,411,256	$1,457,501
Depreciation	16,868	10,550
Amortization	151,723	140,471
Rent	210,954	242,856
Travel and entertainment	57,525	284,357
Professional fees	521,519	250,472
Bad debt recovery	(575,781)	-
Other	396,092	627,795
Total	$2,190,157	$3,014,002

The changes in these expenses from the year ended December 31, 2008 as compared to the year ended December 31, 2007 included the following:

•
Salaries and related benefits decreased $46,245 or 3.17% primarily due to a decrease in bonuses paid to administrative personnel. The bonuses paid in 2007 were paid to several key employees and management and determined by meeting various individuals’ as well as overall Company’s operational goals. As we continue our efforts to control corporate spending, starting in 2008, we no longer provided certain benefits that were provided to employees in the 2007 including insurance, car allowances and other fringe benefits. As a result, the salaries and related benefits costs decreased accordingly

•	Depreciation on our fixed assets increased by $6,318 or approximately 59.89% which is primarily attributable to the purchase of new equipment in 2008.

•	Amortization of our intangible assets increased by $11,252 or approximately 8.01% which is primarily attributable to the purchase of new intangible asset used in our office in fiscal year of 2008.

•	Bad debt recovery income increased $575,781 or 100% primarily due to our strong effort on accounts receivable collection.

•	Rent decreased by $31,902 or approximately 13.14% which primarily reflects our ability to renegotiate a portion of our leases at reduced rent rates on a short term basis.

•	Travel and entertainment expenses decreased by $226,832 or 79.77% as a result of corporate spending control effort.

•	Professional fees increased $271,047 or 108.21% due to increase in investor relation professional fees, legal expenses related to February 2008 financing and a stock based compensations paid to a technology consultant for consulting services provided to the Company.

•	Other general and administrative expenses, which includes utilities, office supplies and training and other office expenses decreased by $231,703 or approximately 36.91% reflecting efforts at reducing non-sales related corporate training and other activities as well as stricter controls on corporate spending.

Income from Operations

We reported income from operations of $15,069,944 for the year ended December 31, 2008 as compared to income from operations of $11,308,293 for the year ended December 31, 2007, an increase of $3,761,651 or approximately 33.26%.

Other Expense

For the year ended December 31, 2008, total other expense amounted to $2,279,296 as compared to other expense of $91,165 for the year ended December 31, 2007, an increase of $2,188,131 or 2400.19% from the comparable period in 2007. This change is primarily attributable to:

•
For the year ended December 31, 2008, we do not receive any forgiveness of business and value-added taxes from local government as compared to $2,160,795 forgiveness of business of business and valued-added taxes received from local government for the year ended December 31, 2007. In 2007, the Chinese local government granted Lotus East special tax waivers to exempt and release business and value added taxes. The PRC local government has provided various incentives to local companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. The tax waivers were provided on a non-recurring basis. We do not expect to receive the forgiveness of taxes in 2009.

•
For the year ended December 31, 2008, our debt issuance cost amounted to $361,436 as compared to $205,379 for the year ended December 31, 2007, an increase of $156,057 or approximately 75.98%, due to our February 2008 financing.

•
For the year ended December 31, 2008, we recorded registration rights penalties of $650 related to the late filing of our registration statement on Form SB-2 as compared to $110,000 for the year ended December 31, 2007, a decrease of $109,350 or 99.41%.

•
For the year ended December 31, 2008, interest expense was $1,929,836 as compared to $2,038,735 for the year ended December 31, 2007, a decrease of $108,899 or 5.34% which is primarily attributable to the amortization of debt discount on our 2007 financing which was fully amortized earlier in 2008 and the annual interest rate on our 2007 financing was larger than the annual interest rate on our 2008 financing.

NET INCOME, OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

As a result of these factors, we reported net income of $12,790,648 for the year ended December 31, 2008 as compared to net income of $11,217,128 for the year ended December 31, 2007. This translates to basic and diluted net income per common share of $0.30, $0.27 and $0.27, $0.26 for the year ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, our unrealized gain on foreign currency translation of $2,247,686, an increase of $767,334, or approximately 51.83%, from the same period in 2007. We report in U.S. dollars, but the functional currency of Lotus East is the RMB. Translation adjustments result from the process of translating the local currency financial statements into U.S. dollars, with the average translation rates applied to our income statement of 6.96225 RMB to $1.00 during the year ended December 31, 2008. As a result of this non-cash gain, we reported comprehensive income of $15,038,334 for the year ended December 31, 2008 as compared to $12,697,480 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At December 31, 2008, we had a cash balance of $1,278,808. These funds are located in financial institutions located as follows:

China	$1,277,649
USA	1,159
Total	$1,278,808

 Our working capital position decreased $20,229,954 to $ 4,422,183 at December 31, 2008 from $24,652,137 at December 31, 2007. This decrease in working capital is primarily attributable to a decrease in cash of approximately $3.28 million, a decrease in accounts receivable net of allowance of approximately $14.30 million, a decrease in prepaid expenses and other assets of approximately $0.89 million, a decrease in convertible debt net of debt discount of approximately $2.56 million, an increase in other receivable-related party of approximately $2.03 million, an increase in inventories net of reserve for obsolete inventory of approximately $0.38 million, an increase in deferred debt issuance costs of approximately $0.37 million, an increase in accounts payable and accrued expenses of approximately $1.41 million, an increase in tax payable of approximately $4.44 million  and an increase in due to related parties of approximately of $1.27 million.

At December 31, 2008, our accounts receivable, net of allowance for doubtful accounts, was $6,132,912 as compared to $20,430,827 at December 31, 2007, a decrease of $14,297,915. The decrease was primarily due to our strong collection effort which significantly improved our accounts receivable aging days. We expect our accounts receivable will maintain at the current level; in addition to our continuous collection effort, we have started to provide our customers discounted sales price on our products if they pay for the products within a certain short time period.

At December 31, 2008, we maintained an allowance for doubtful accounts on accounts receivable balances of $0 as compared to $548,083 at December 31, 2007, a decrease of $548,083 reflects our best estimate of probable losses. In determining the allowance for doubtful accounts, our management reviews our accounts receivable aging as well as the facts and circumstances of specific customers which may indicate the collection of specific amounts are at risk.  Our terms of sale generally require payment within two to four months, we believe that our terms of sale are customary among our competitors for a company in our size within our industry.  As described elsewhere herein, in 2008 we began paying a bonus to certain employees who are involved in the collection of accounts receivable to generate sufficient cash to meet our near term capital commitments such as new manufacture plant construction project and acquiring Chinese Class I drug patent.  At December 31, 2008, these bonuses totaled $2.5 million. We also occasionally offer established customers longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Occasionally we will request a customer to prepay an order prior to shipment.

At December 31, 2008, our inventories of raw materials, work in progress, packaging materials, finished goods and reserve for obsolete inventories totaled $3,787,802, an increase of approximately $0.38 million, or 11.06%, from December 31, 2007. Included in this change was an increase of $79,154 in finished goods and an increase of $571,981 in raw materials offset by decreases in packaging materials of $36,867, work in progress of $279,759 and inventories reserve of $42,554 and there is an exchange rate effect in fiscal year of 2008 about reverse for obsolete inventories of $2,855. We expect to maintain slight higher raw materials and finished goods inventory levels to accommodate for anticipated future sales growth and productions.

 At December 31, 2008, we have another receivable-related party of $2,027,954 as compared to $0 at December 31, 2007, a increase of $2,027,954. The increase was due to a wire transfer fund from the Company account to our CEO, Zhongyi Liu, personal account in order to form a subsidiary in Inner Mongolia, China. In December 2008, in connection with the new plant facility in Cha Ha Er Industrial Garden District in Inner Mongolia, the Company planned to form a new subsidiary in Inner Mongolia. In preparation for the register capital of the originally planned new entity, on December 25, 2008, the Company transferred $2,027,954 to the Company’s CEO to register for the new entity. The Company subsequently determined forming an Inner Mongolia new entity was not necessary and the money was returned to the Company on January 5, 2009.

  At December 31, 2008, we have a prepaid expenses and other assets of $121,274 as compared to $1,009,382 at December 31, 2007, a decrease of $888,108. The decrease was primarily due to the completion of our research and development contracts which were recorded as a prepayment of approximately $1,009,000 in fiscal 2007 and we did not make similar research and development contract prepayments in 2008.

  At December 31, 2008, we have a deferred debt cost of $464,411 as compared to $29,340 at December 31, 2007, an increase of $ 435,071. The increase was primarily attributed to the issuance of the series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the company’s common stock. We recorded a total deferred debt cost of $796,133 to be amortized over the term of our purchase agreement.

At December 31, 2008, we have a deposit on patent of $2,917,919 to acquire a new Chinese Class I anti-asthma medicine drug patent in accordance with a technology transfer agreement the Company entered into in April 2008.

 At December 31, 2008, we have an installment on intangible assets of $38,175,134 to acquire the foregoing Chinese Class I drug patent, another drug certificate and intellectual property right- Yipubishan in accordance with a new drug certificate and intellectual property right transfer contract we entered into on December 2, 2008 and land use right in Inner Mongolia. In accordance with the agreement we entered into in June 2008, we recorded an installment on land use right of $32,631,088 for the amounts paid to a local government agency in Cha You to acquire a long-term interest to utilize certain land to construct a new manufacture facility. We did not have these installments at December 31, 2007.

At December 31, 2008, we have a convertible debt, net of debt discount of $0 as compared to $2,561,645 at December 31, 2007, a decrease of $2,561,645. Because we repaid in full all of our outstanding obligations under the 14% Secured Convertible Notes due February 2008.

At December 31, 2008, we have an accounts payable and accrued expenses of $2,170,165 as compared to $764,491 at December 31, 2007, an increase of $1,405,674. The increase was primarily attributed to the increase in payables for construction in progress for our new facility in Inner Mongolia.

At December 31, 2008, we have a taxes payable of $5,015,908 as compared to $572,200 at December 31, 2007. The amounts are related to accrued but unpaid value added taxes and other related taxes for the year ended December 31, 2008. The increase in the taxes payable is primarily due to increase in our revenues and we did not receive any forgiveness of taxes from local government during the year ended December 31, 2008 and the tax payment timing differences.

Our balance sheet at December 31, 2008, also reflects a balance due to related parties of $2,113,914 which was a working capital advances made to us by our president, vice-president and an officer of the Company and a Board member as well as an amount payable of approximately $1,051,450 related to an assignment agreement as discussed elsewhere in this report. These advances are non-interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

At December 31, 2008, we have a series A convertible redeemable preferred stock of $3,652,341 as compared to $0 at December 31, 2007. The increase is due to our private financing in February 25, 2008.

Our balance sheet at December 31, 2008 also reflects notes payable to related parties of approximately $5 million due on December 30, 2015 which is a working capital loan made to us by the Company’s Chief Executive Officer, two employees of the Company and a Board member. These loans bear a variable annual interest at 80% of current bank rate and are unsecured. During the year ended December 31, 2008, we did not repay any portion of these loan balances.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets at December 31, 2008 and December 31, 2007 and does necessarily reflect changes in assets and liabilities reflected on our cash flow statement, which we use the average foreign exchange rate during the period to calculate these changes.

Net cash provided by operating activities for the year ended December 31, 2008 was $37,394,084 as compared to net cash used in operating activities of $850,455 for the year ended December 31, 2007. For the year ended December 31, 2008, net cash provided by operating activities was attributable primarily to a decrease in accounts receivable of $16,001,384, a decrease in prepaid expenses and other current assets of $939,654, an increase in accounts payable and accrued expenses of $1,360,568, an increase in taxes payable of $4,336,947,  and the add back of net income of $12,790,648, depreciation and amortization of $634,347, amortization of deferred debt issuance costs of $361,062, amortization of debt discount of $208,355, amortization of discount on convertible redeemable preferred stock of $962,604, amortization of prepaid expense attributable to warrants of $163,338, stock based compensation of $318,551 and warrant repricing of $74,593 offset by a decrease in allowance for doubtful accounts of $575,781, an increase in inventories of $145,910 and a decrease in advances from customers of $36,276. Net cash used in operating activities for the year ended December 31, 2007 was $850,455. For the year ended December 31, 2007, net cash used in operating activities was attributable primarily to our net income of $11,217,128, the add back of depreciation and amortization of $564,607, amortization of deferred debt issuance costs of $205,379, amortization of debt discount of $1,458,484, stock issued for compensation of $ 284,200 and an increase in value-added taxes payable of $608,526 and an increase in unearned revenue of $71,402  offset by an decrease in allowance for doubtful accounts of $2,385,354, a forgiveness of income and value-added taxes of $2,160,795, an increase in accounts receivable of $9,764,076, an increase in inventories of $58,942, an increase of prepaid expenses and other current assets of $714,013 and a decrease in advances from customers of $204,267.

Net cash used in investing activities for the year ended December 31, 2008 amounted to $41,901,488. For the year ended December 31, 2008, net cash used in investing activities was attributable to the deposit on patent right of $2,872,635, the installments on intangible assets of $ 37,582,678, the purchase of intangible asset of $7,756 and the purchase of property and equipment of $1,438,419. Net cash used in investing activities for the year ended December 31, 2007 was $381,772 and was attributable to the purchase of property and equipment.

Net cash provided by financing activities was $980,937 for the year ended December 31, 2008 and was attributable to the receipt of net proceeds of $5,000,000 from our private financing and proceeds from related party advances of $ 965,986 offset by payments on convertible debt of $2,520,000, debt issuance costs of $468,568 and repayments of related party advances of $1,996,481. Net cash provided by financing activities was $3,472,102 for the year ended December 31, 2007 and was primarily attributable to the receipt of net proceeds of $2,950,000 from our debt financing and the collections from related party advances of $1,061,009 offset by payments on related party advances and notes of $307,381 and the payment of debt issuance costs of $231,526.

We reported a net decrease in cash for the year ended December 31, 2008 of $3,279,149 as compared to a net increase in cash of $2,468,801for the year ended December 31, 2007.

In 2007, we lent approximately $2 million of the net proceeds received from the sale of $3 million principal amount convertible debt to Lotus East, which they used as working capital. These advances are unsecured and interest free. During the first quarter of 2008, we used a portion of the proceeds from the sale of equity to satisfy these notes, lent Lotus East an additional $1.6 million and retained the balance to fund our operating expenses. We have no operations other than the Contractual Arrangements with Lotus East and, accordingly, we are dependent upon the quarterly service fees due us to provide cash to pay our operating expenses. Such payments have not been tendered to us and those funds are being retained by Lotus East to fund their operations. At December 31, 2008, Lotus East owned us approximately $ 23.7 million for such fees and we do not know when such funds will be paid to us. Our CEO is also the CEO and principal shareholder of Lotus East. Accordingly, we are solely reliant upon his judgment to ensure that the funds advanced to Lotus East are repaid to us. If these funds should not be repaid, or if Lotus East should continue to withhold payment of the quarterly service fee due us under the Contractual Arrangement, it is possible that we will not have sufficient funds to pay our operating expenses in future periods.

Other than our existing cash we presently have no other alternative source of working capital. We believe that our working capital may not be sufficient to fund our current operations for the next 12 months unless Lotus East pays us the amounts due to us. Lotus East has historically funded its capital expenditures from their working capital and has advised us that they believe this capital is sufficient for their current needs. Lotus East has unpaid contractual commitments for approximately $62.7 million related to a Technology Transfer Agreement and the construction of the new manufacturing facility.  While it intends to fund the costs associated with the Technology Transfer Agreement and a portion of the construction of the new manufacturing facility with its existing working capital, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. In addition, its ability to fully fund the costs associated with the new manufacturing facility is materially dependent upon its ability to secured bank financing and/or government grants. As the banking industry is tightening the credit/lending policy, we expect the bank financing will become more challenging and the time to obtain the bank funding might be longer than expected. Although the Chinese government has recently announced an economic simulation plan, there is no guarantee that we will successfully be awarded the government grant. As it has no firm commitments for either, while its management believes the company will be successful in securing the necessary funding through its increasing revenue, quicker collections on receivables, current discussions with various commercial banks there are no assurances the funding will be available in the amounts or at the time required to meet Liang Fang's commitment.  In the event Lotus East is not successful in obtaining the funds it needs for the Technology Transfer Agreement, it is possible that it could default under the terms of the agreement and forfeit any funds paid to date.  If Lotus East is not successful in obtaining all of the funding necessary to complete the construction of the new facility, it would lose the approximately $33,813,000 spent to date, including the $32,631,000 for the deposit on the land use rights which is non-refundable.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The total of contractual obligations and commitments does not include any payments made by us.

The following tables summarize our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Series A convertible redeemable preferred stock	$5,466,667	$5,400,000	$66,667	$-	$-
Related Parties Indebtedness	6,106,901	525,225	525,225	-	5,056,451
Patent Purchase Obligations	4,376,878	1,458,959	2,917,919	-	-
Construction Obligations	58,358,379	8,753,757	49,604,622	-	-
Intellectual Rights Purchase Obligations	4,960,462	4,960,462	-	-	-
Total Contractual Obligations:	$79,269,287	$21,098,403	$53,114,433	$-	$5,056,451

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of December 31, 2008, due to material weaknesses that we identified in internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management determined that the material weaknesses below existed.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. The following material weaknesses have been identified and included in our management’s assessment as of December 31, 2008:

1.
We did not maintain effective control over the period-end closing process.  Due to the insufficient number of qualified resources, we were unable to timely and accurately complete our work needed to close our books and prepare financial statements in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in a significant number of audit adjustments to our 2008 financial statements.  In addition, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

2.
Multiple material adjustments were made as a result of audit procedures performed, which is a material weakness. Management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant accounting estimates and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis.

3.
Significant capital expenditures were discussed and approved at management meetings at which some directors of the board of directors attended but no formal board approval procedure were followed, which is a significant deficiency.

Remediation Measures of Material Weaknesses

We have implemented, or plan to implement, the measures described below under the supervision and guidance of our management to remediate the above control deficiencies and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to, the following initiatives, which have been implemented, or are in the process of implementation, as of the date of filing of this Annual Report:

1.
We have increased efforts to enforce internal control procedures.  We have also reorganized the structure of our China financial department and clarified the responsibilities of each key personnel in order to increase communications and accountability.

2.	We have recruited and will continue to bring in additional qualified financial personnel for the accounting department to further strengthen our China financial reporting function.

3.
We continually review and improve our standardization of our monthly and quarterly data collection, analysis, and reconciliation procedures. To further improve the timeliness of data collection, we are selecting and will install new point of sale systems and enterprise resource planning systems for our wholesale and retail operations.

4.	We plan on significantly increasing the level of communication and interaction among our China management, independent auditors, our directors of the Board, and other external advisors..

5.
We are in the process of searching for qualified internal control consultants to help us be in compliance with internal control obligations, including Section 404. We also plan to dedicate sufficient resources to implement required internal control procedures.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions held:

Dr. Liu Zhong Yi	48	Chief Executive Officer, President, and Chairman of the Board of Directors
Adam Wasserman	44	Chief Financial Officer
Dr. Ian Ashley	39	Secretary
Ms. Li Ping	47	Director
Mr. Liu Jin	72	Director
Ms. Xian Xuemei	39	Director
Mrs. Song Zhenghong	42	Director

DR. LIU ZHONG YI. Dr. Lui has served as Chairman of the Board and Chief Executive Officer of Lotus since September 2006 and he has also served in those positions at Lotus International since founding that company in August 2006. Dr. Liu is also the Chairman, Deputy Chief Physician and founder of Liang Fang and founder and General Manager of En Zhe Jia Shi.. As a researcher and medical student, Dr. Liu excelled in the development of many new drugs in wide use in China today. While working for the Chinese Government in 1992, he established the Research Center of Space Flight Biological Engineering Technology, and continued his renowned research related to incretion diseases. Four years later, entering the private sector and invigorated by burgeoning capitalism in China, Dr. Liu started his first pharmaceutical company in Beijing. He earned his Master's Degree in Endocrinology from Beijing Xiehe Medical School, after doing his undergraduate studies in Inner Mongolia Medicine College in Inner Mongolia, China He is a majority stockholder in each of Liang Fang and En Zhe Jia and the spouse of Mrs. Song Zhenghong.

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

MS. LI PING. Ms. Li has been a member of our Board of Directors since September 2006 and a member of Lotus International's Board of Directors since August 2006. Ms. Li served as salesman and deputy manager of the sales department of Beijing Dongcheng Medicine Wholesale Company from 1984 to 1999. Since 2000, she served as director of Liang Fang and is responsible for medicine and clinic promotions. Ms. Li graduated from the Beijing Medical School, apothecary.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during 2008 and Forms 5 and amendments thereto furnished to us with respect to 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during 2008, except as follows:

•	Dr. Liu Zhong Yi did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for his services as a director,

•	Dr. Ian Ashley did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for his services as a director,

•	Ms. Li Ping did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for his services as a director,

•	Mr. Liu Jin did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for his services as a director,

•	Ms. Caeli Widger did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for her services as a director,

•	Ms. Xian Xuemei did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for her services as a director, and

•	Mrs. Song Zhenghong did not timely file on one occasion the receipt of 30,000 shares of our common stock issued as compensation for her services as a director.

These delinquent reports have not been filed as of the date of this report.

CODE OF ETHICS

On February 1, 2006 our Board of Directors adopted a Financial Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer and members of our financial department. We will provide a copy, without charge, to any person desiring a copy of the Financial Code of Ethics, by written request to 16 Cheng Zhuang Road, Feng Tai District, Beijing 100071, People’s Republic of China. Attention: Corporate Secretary. In addition, we have filed a copy of the Financial Code of Ethics with the Securities and Exchange Commission as an exhibit to this report.

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

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Since the closing of the share exchange with Lotus International, we have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. It is our intent to expand our Board of Directors during 2009 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time we intent to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Liu Zhong Yi (1)	2008 2007	180,000 150,000	0 0	0 0	0 0	0 0	0 0	0 50,000	180,000 200,000

Adam Wasserman (2)	2008 2007	50,000 50,000	0 0	0 0	0 0	0 0	0 0	70,000 44,200	120,000 94,200

(1) Dr. Liu has served as our Chief Executive Officer and President since September 28, 2006. Dr. Liu’s other compensation for 2008 and 2007 was $0 and $50,000, respectively. Dr. Liu’s other compensation includes fees paid for his car allowance and personal expenses. Compensation amounts reflected for Dr. Liu for each of 2007 and 2008 exclude any payments to him for his services as a director or pursuant to the terms of the assignment agreement entered into between Dr. Liu and Lotus East in October 2006 in conjunction with the loan agreement and contract with Wu Lan Cha Bu Emergency Hospital. See Director Compensation below and Item 13. Certain Relationships and Related Transactions, and Director Independence.

(2) Compensation for Adam Wasserman was paid to CFO Oncall, Inc., a company where Mr. Wasserman serves as chief executive officer.

HOW DR. LIU'S COMPENSATION IS DETERMINED

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control. A portion of compensation paid to Dr. Liu as reflected in the foregoing table is paid by Lotus East. Dr. Liu is the principal owner of the Lotus East companies and the amount of compensation paid to him is within his sole discretion.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Liu Zhong Yi	0	0	0	0	0	0	0	0	0
Adam Wasserman	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

The following table provides information concerning the compensation of members of our Board of Directors for each of their services as a director for 2008. The value attributable to any option awards is computed in accordance with
FAS 123R.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Liu Zhong Yi	0	30,000	0	0	0	0	30,000
Dr. Ian Ashley	0	30,000	0	0	0	0	30,000
Li Ping	0	30,000	0	0	0	0	30,000
Liu Jin	0	30,000	0	0	0	0	30,000
Caeli Widger	0	30,000	0	0	0	0	30,000
Xian Xuemei	0	30,000	0	0	0	0	30,000
Song Zhenghong	0	30,000	0	0	0	0	30,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
  RELATED STOCKHOLDER MATTERS.

At March 31, 2009 we had 43,377,932 shares of common stock and 5,747,118 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding. Each share of common stock entitles the holder to one vote and each of the Series A Convertible Redeemable Preferred Stock entitles the holder to a number of votes equal to the number of shares into which the Series A Convertible Redeemable Preferred Stock is then convertible vote at any meeting of our stockholders. Presently, the Series A Convertible Redeemable Preferred Stock is convertible on a one for one basis. The holders of the common stock and the Series A Convertible Redeemable Preferred Stock vote together on all matters submitted to a vote of our stockholders, except that they are not entitled to vote in the election of our directors. The following table sets forth information known to us as of March 31, 2009 relating to the beneficial ownership of shares of our voting securities by:

•	each person who is known by us to be the beneficial owner of more than five percent of our outstanding voting stock;
•	each director;
•	each named executive officer; and
•	all named executive officers and directors as a group.

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

	Amount and Nature of Beneficial Ownership
	Common Stock		Series A Convertible Redeemable Preferred Stock
Name	# of Shares	% of Class	# of Shares	% of Class	% of Vote
Dr. Liu Zhong Yi (1)	19,689,191	45.4%	0	n/a	40.1%
Adam Wasserman (2)	171,490	*	0	n/a	*
Dr. Ian Ashley	34,483	*	0	n/a	*
Li Ping	64,483	*	0	n/a	*
Liu Jin	64,483	*	0	n/a	*
Caeli Widger	34,483	*	0	n/a	*
Xian Xuemei	64,483	*	0	n/a	*
Song Zhenghong	6,772,483	15.6%	0	n/a	13.8%
All officers and directors as a group (nine persons) (1),	26,895,579	62.0%	0	n/a	54.7%

* represents less than 1%

(1) Includes 7,500,000 shares of our common stock which are subject to the terms of the Escrow Agreement entered into in February 2008 in conjunction with the sale our Series A Convertible Redeemable Preferred Stock described earlier in this annual report.

(2) Mr. Wasserman's address is 1643 Royal Grove Way, Weston, Florida 33327.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Dr. Liu leases Lotus East a 249 square meter retail space for no charge on a month-to-month basis.

On October 10, 2006, Lotus East entered into a five-year loan agreement and contract with Wu Lan Cha Bu Emergency Hospital whereby Lotus East agreed to lend to Wu Lan Cha Bu Emergency Hospital approximately $4,377,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan Cha Bu Emergency Hospital agreed that Lotus East would be the exclusive provider for all medicines and disposable medical treatment apparatus to it for a period of 20 years. In October 2006, Dr. Liu Zhong Yi, our Chief Executive Officer and the CEO and principal stockholder of Lotus East, loaned these funds to Wu Lan Cha Bu Emergency Hospital on behalf of Lotus East. Accordingly, on October 10, 2006 Lotus East entered into an assignment agreement whereby it assigned all of its rights, obligations, and receipts under the loan agreement to Dr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East. As compensation to Dr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Dr. Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East, Lotus East agreed to pay Dr. Liu an aggregate of approximately $1,313,000 to be paid in five equal annual installments of approximately $263,000. During 2008 and 2007 Dr. Liu was paid $0 and $ 194,709, respectively, under the terms of this agreement. Dr. Liu agreed to allow the Company deferred the installments in 2008 to ease the burden on Company’s working capital needs. Our financial statements as December 31, 2008 include $26,261 for the 2008 installments which is reflected in current portion of due to related parties in balance sheet.

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

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that directors Dr. Ian Ashley, and Caeli Widger are independent directors within The NASDAQ Stock Market's director independence standards pursuant to Marketplace Rule 4200.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2008	2007
Audit Fees[1]	$77,000	$75,000
Audit Related Fees[2]	22,500	17,400
Tax Fees[3]	0	0
All Other Fees[4]	0	0
Total	$99,500	$92,400

[1]
Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

[2]
Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q/10-QSB and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

[3]	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

[4]	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2008 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.3
Share Exchange Agreement between S.E. Asia Trading Company, Inc., SEAA Stockholders and Lotus Pharmaceutical International, Inc. and the Lotus Pharmaceutical International, Inc. Stockholders dated September 6, 2006 (1)

3.1	Certificate of Amendment effective December 14, 2006 (5)
3.2	Charter of S.E. Asia Trading Company, Inc. as filed with the State of Nevada (2)
3.3	Bylaws (2)
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Redeemable Preferred Stock (8)
4.1	Form of Warrant (6)
4.2	Form of Series A Convertible Redeemable Preferred Stock Certificate (8)
10.1	Equity Pledge Agreement between Lotus Pharmaceutical International, Inc. and Liang Fang Pharmaceutical Co., Ltd. and Liang Fang’s Majority Stockholders dated September 6, 2006 (3)
10.2	Operating Agreement between Lotus Pharmaceutical International, Inc., and Liang Fang, Liang Fang’s Majority Stockholders dated September 6, 2006 (3)
10.3	Proxy Agreement between Lotus Pharmaceutical International, Inc., Liang Fang, and Liang Fang s Majority Stockholders dated September 6, 2006 (3)
10.4	Option Agreement between Lotus Pharmaceutical International, Inc. and Liang Fang, Liang Fang Majority Stockholders dated September 6, 2006 (3)
10.5	Equity Pledge Agreement between Lotus Pharmaceutical International, Inc. and En Zhe Jia Shi Pharmaceutical Co., Ltd. and En Zhe Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.6	Operating Agreement between Lotus Pharmaceutical International, Inc., and En Zhe Jia Shi, En Zhe Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.7	Proxy Agreement between Lotus Pharmaceutical International, Inc., En Zhe Jia Shi, and En Zhe Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.8	Option Agreement between Lotus Pharmaceutical International, Inc. and En Zhe Jia Shi, En Zhe Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.9	Consulting Services Agreement between Lotus Pharmaceutical International, Inc. and Liang Fang Pharmaceutical Co., Ltd. dated September 6, 2006 (3)
10.10	Consulting Services Agreement between Lotus Pharmaceutical International, Inc., En Zhe Jia Shi Pharmaceutical Co., Ltd. dated September 6, 2006 (3)
10.11	Letter of Resignation by Mr. Thomas Miller to the Board of Directors of S.E. Asia Trading Company (3)
10.12	General Partnership Agreement between Genesis Equity Partners, LLC and Liang Fang Pharmaceutical, Ltd. dated March 15, 2006. (3)
10.13	Lease Agreement between Beijing Aoshikai Peace Lane Shopping Center and Liang Fang Pharmaceutical Co. Ltd. dated June 1, 2002. (3)
10.14	Lease Agreement between Beijing Aoshikai Peace Lane Shopping Center and Liang Fang Pharmaceutical Co. Ltd. dated June 1, 2005. (3)
10.15	Lease Agreement between Beijing Fengtai District Retired Officer Management Agency of General Logistics of P.L.A. and Liang Fang Pharmaceutical Co. Ltd. dated September 15, 2003. (3)
10.16	Lease Agreement between Beijing Fengtai District 2nd Sanatorium of General Logistics of P.L.A. and Liang Fang Pharmaceutical Co. Ltd. dated April 1, 2003. (3)
10.17	Lease Agreement between Beijing Qiji Investment and Management Center and Liang Fang Pharmaceutical Co. Ltd. dated October 10, 2005. (3)
10.18	Lease Agreement between Beijing South Palace Marketing Center and Liang Fang Pharmaceutical Co. Ltd. dated January 1, 2006. (3)
10.19	Lease Agreement between Beijing Xingfa Food Shop and Liang Fang Pharmaceutical Co. Ltd. dated January 1, 2006. (3)
10.20	Lease Agreement between Construction and Repair Agency of Haiying Group and Liang Fang Pharmaceutical Co. Ltd. dated December 31, 2000. (3)
10.21	Lease Agreement between Liu Zhongyi and Liang Fang Pharmaceutical Co. Ltd. Dated December 15, 2001. (3)
10.22	Lease Agreement between Real Estate Management Agency of General Logistics of P.L.A. and Drugstore (Wanshou Round Branch) of Liang Fang Pharmaceutical Co. Ltd. dated September 1, 2004. (3)
10.23	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Liu Zhongyi dated December 31, 2005. (3)

10.24	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Ma Zhaozhao dated December 31, 2005. (3)
10.25	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Song Guo an dated December 31, 2005. (3)
10.26	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Song Zhenghong dated December 31, 2005. (3)
10.27	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Zehng Guixin dated December 31, 2005. (3)
10.28	Letter Agreement among S.E. Asia Trading Company, Inc., Lynn Management, LLC and Dynacap Holdings Limited LLC dated September 13, 2006. (3)
10.29	Bill of Sale between S.E. Asia Trading Company, Inc. and Charles Smith dated September 25, 2006. (3)
10.30	Loan Agreement among Beijing Liang Fang Pharmaceutical Co., Ltd. and Wu Lan Cha Bu Emergency Hospital (English version) (7)
10.31	Loan Agreement among Beijing Liang Fang Pharmaceutical Co., Ltd. and Wu Lan Cha Bu Emergency Hospital (Chinese version) (7)
10.32	Contract among Wu Lan Cha Bu Emergency Hospital Center and Beijing Liang Fang Pharmaceutical Co., Ltd. dated October 10, 2006 (English version) (7)
10.33	Contract among Wu Lan Cha Bu Emergency Hospital Center and Beijing Liang Fang Pharmaceutical Co., Ltd. dated October 10, 2006 (Chinese version) (7)
10.34	Assignment agreement among Beijing Liang Fang Pharmaceuticals Co., Ltd. and Dr. Liu Zhong Yi dated October 10, 2006 (English version) (7)
10.35	Assignment agreement among Beijing Liang Fang Pharmaceuticals Co., Ltd. and Dr. Liu Zhong Yi dated October 10, 2006 (Chinese version) (7)
10.36
Convertible Redeemable Preferred Share and Warrant Purchase Agreement dated February 25, 2008 by and among Lotus Pharmaceuticals, Inc., its founders Dr. Liu Zhong Yi and Mrs. Song Zhenghong, and certain accredited investors (6)

10.37	Form of Escrow Agreement (6)
10.38	Form of Closing Escrow Agreement (6)
10.39	English translation of Technology Transfer Agreement dated April 25, 2008 by and between Bei Jing En Ze Jia Shi Pharmaceuticals LTD and Dong Guan Kai Fa Biologicals Medicine LTD (9)
10.40	English translation of Agreement dated June 3, 2008 by and between Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company, and Cha You Qian Qi Economy Commission. (10)
10.41	Yipubishan New Drug Certificate and Intellectual Property Right Transfer Contract (12)
14.1	Lotus Pharmaceuticals, Inc. Code of Business Conduct and Ethics (11)
21.1	Subsidiaries of the company (7)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer ***
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

(1)	Incorporated by reference from the Current Report on Form 8-K filed on September 7, 2006.
(2)	Incorporated by reference from the registration statement on Form SB-1, SEC File No. 333-118898, filed on September 10, 2004, as amended.
(3)	Incorporated by reference from the Current Report on Form 8-K filed on October 5, 2006.
(4)	Incorporated by reference from the Current Report on Form 8-K filed on November 13, 2006.
(5)	Incorporated by reference from the Current Report on Form 8-K filed on December 19, 2006.
(6)	Incorporated by reference from the Current Report on Form 8-K filed on February 26, 2008.
(7)	Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference from the Current Report on Form 8-K/A as filed on February 29, 2008.
(9)	Incorporated by reference from the Current Report on Form 8-K as filed on May 30, 2008.
(10)	Incorporated by reference from the Current Report on Form 8-K as filed on July 17, 2008.
(11)	Incorporated by reference from the Current Report on Form S-1 as filed on May 13, 2008.
(12)	Incorporated by reference from the Current Report on Form 8-K as filed on February 18, 2009.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

LOTUS PHARMACEUTICALS, INC.

April 15, 2009	By:	/s/ Zhong Yi Liu
Zhong Yi Liu, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liu Zhong Yi	Chief Executive Officer and Director	April 15, 2009
Liu Zhong Yi

/s/ Adam Wasserman	Chief Financial Officer, principal accounting officer	April 15, 2009
Adam Wasserman

Ian Ashley	Director	April 15, 2009
Ian Ashley

/s/ Ms. Li Ping	Director	April 15, 2009
Ms. Li Ping

/s/ Mr. Liu Jin	Director	April 15, 2009
Mr. Liu Jin

/s/ Ms. Xian Xuemei	Director	April 15, 2009
Ms. Xian Xuemei

/s/ Ms. Song Zhenghong	Director	April 15, 2009
Ms. Song Zhenghong

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lotus Pharmaceuticals, Inc. and Subsidiaries
Beijing, China

We have audited the accompanying consolidated balance sheets of Lotus Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lotus Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 17, 2009

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$1,278,808	$4,557,957
Accounts receivable, net of allowance for doubtful accounts	6,132,912	20,430,827
Other receivable	15,757	-
Other receivable-related party	2,027,954	-
Inventories, net of reserve for obsolete inventory	3,787,802	3,410,739
Prepaid expenses and other assets	121,274	1,009,382
Deferred debt costs	398,067	29,340

Total Current Assets	13,762,574	29,438,245

PROPERTY AND EQUIPMENT - Net	7,554,817	6,169,966

OTHER ASSETS
Deposit on patent license	2,917,919	-
Installments on intangible assets	38,175,134	-
Intangible assets, net of accumulated amortization	1,231,730	1,291,322
Deferred debt costs	66,344	-

Total Assets	$63,708,518	$36,899,533

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible debt, net of debt discount	$-	$2,561,645
Accounts payable and accrued expenses	2,170,165	764,491
Taxes Payable	5,015,908	572,200
Advances from customers	-	34,531
Unearned revenue	565,629	530,063
Due to related parties	1,588,689	323,178

Total Current Liabilities	9,340,391	4,786,108

LONG-TERM LIABILITIES:
Due to related parties	525,225	738,300
Notes payable - related parties	5,056,451	4,738,508
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 5,747,118 and -0- shares issued and outstanding at December 31, 2008
and 2007, respectively, net	3,652,341	-

Total Liabilities	18,574,408	10,262,916

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 200,000,000 shares authorized;
42,420,239 and 41,794,200 shares issued and outstanding
at December 31, 2008 and 2007, respectively)	42,420	41,794
Additional paid-in capital	11,554,381	8,095,848
Statutory reserves	3,750,529	2,161,505
Retained earnings	25,557,537	14,355,913
Other comprehensive gain - cumulative foreign currency translation adjustment	4,229,243	1,981,557

Total Shareholders' Equity	45,134,110	26,636,617

Total Liabilities and Shareholders' Equity	$63,708,518	$36,899,533

See notes to consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007
NET REVENUES:
Wholesale	$65,264,281	$41,651,106
Retail	2,837,257	3,471,960
Other revenues	5,701,491	11,750,049

Total Net Revenues	73,803,029	56,873,115

COST OF SALES	40,440,088	33,678,963

GROSS PROFIT	33,362,941	23,194,152

OPERATING EXPENSES:
Selling expenses	14,902,646	6,460,206
Research and development	1,200,194	2,411,651
General and administrative	2,190,157	3,014,002

Total Operating Expenses	18,292,997	11,885,859

INCOME FROM OPERATIONS	15,069,944	11,308,293

OTHER INCOME (EXPENSE):
Forgiveness of business and value-added taxes	-	2,160,795
Debt issuance costs	(361,436)	(205,379)
Registration rights penalty	(650)	(110,000)
Interest income	12,626	102,154
Interest expense	(1,929,836)	(2,038,735)

Total Other Income (Expense)	(2,279,296)	(91,165)

INCOME BEFORE INCOME TAXES	12,790,648	11,217,128

INCOME TAXES	-	-

NET INCOME	$12,790,648	$11,217,128

COMPREHENSIVE INCOME:
NET INCOME	12,790,648	11,217,128

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	2,247,686	1,480,352

COMPREHENSIVE INCOME	$15,038,334	$12,697,480

NET INCOME PER COMMON SHARE:
Basic	$0.30	$0.27
Diluted	$0.27	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	42,307,762	41,417,434
Diluted	48,054,880	43,861,106

See notes to consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,790,648	$11,217,128
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	634,347	564,607
Amortization of deferred debt issuance costs	361,062	205,379
Interest expense	1,170,959	1,458,484
Amortization of prepaid expense attributable to warrants	163,338	-
Stock based compensation	318,551	284,200
Warrant repricing	74,593	-
(Decrease) increase in allowance for doubtful accounts	(575,781)	(2,385,354)
Forgiveness of income and value-added taxes	-	(2,160,795)
Changes in assets and liabilities:
Accounts receivable	16,001,384	(9,764,076)
Inventories	(145,910)	(58,942)
Prepaid expenses and other current assets	939,654	(714,013)
Accounts payable and accrued expenses	1,360,568	27,266
Taxes payable	4,336,947	608,526
Unearned revenue	-	71,402
Advances from customers	(36,276)	(204,267)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	37,394,084	(850,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on patent right	(2,872,635)	-
Installment on intangible assets	(37,582,678)	-
Purchase of intangible asset	(7,756)	-
Purchase of property and equipment	(1,438,419)	(381,772)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(41,901,488)	(381,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from convertible debt	(2,520,000)	2,950,000
Proceeds from sale of convertible redeemable peferred stocks	5,000,000	-
Payment of debt issuance costs	(468,568)	(231,526)
Proceeds from related party advances	965,986	1,061,009
Repayments of related party advances	(1,996,481)	(816,732)
Repayments of notes payable - related parties	-	509,351

NET CASH PROVIDED BY FINANCING ACTIVITIES	980,937	3,472,102

EFFECT OF EXCHANGE RATE ON CASH	247,318	228,926

NET (DECREASE) INCREASE IN CASH	(3,279,149)	2,468,801

CASH - beginning of year	4,557,957	2,089,156

CASH - end of year	$1,278,808	$4,557,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$103,250	$477,001
Income taxes	$-	$-

Non-cash investing and financing activities:
Warrants issued for prepaid financing costs	$327,565	$-
Warrants issued for consulting	$178,187	$-
Common stock issued for compensation	$318,551	$-
Common stock issued for conversion of convertible debt	$250,000	$230,000
Debt discount for grant of warrants and beneficial conversion feature	$2,310,263	$1,616,839
Due from related party offset against note payable-related parties	$-	$813,650

See notes to consolidated financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2008 and 2007

	Common Stock, $.001 Par Value		Additional			Other	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Reserves	Income	Equity

Balance, December 31, 2006	41,280,000	41,280	5,965,323	4,530,360	769,930	501,205	11,808,098

Discount on convertible debt	-	-	1,616,839	-	-	-	1,616,839

Common stock issued for services	284,200	284	283,916	-	-	-	284,200

Common stock issued for conversion of convertible debt	230,000	230	229,770	-	-	-	230,000

Appropriation to statutory reserve	-	-	-	(1,391,575)	1,391,575	-	-

Comprehensive income:
Net income for the year	-	-	-	11,217,128	-	-	11,217,128

Foreign currency translation adjustment	-	-	-	-	-	1,480,352	1,480,352

Total comprehensive income	-	-	-	-	-	-	12,697,480

Balance, December 31, 2007	41,794,200	41,794	8,095,848	14,355,913	2,161,505	1,981,557	26,636,617

Issuance of Series A convertible redeemable preferred stock	-	-	2,637,828	-	-	-	2,637,828

Warrants issued for consulting expense	-	-	178,187	-	-	-	178,187

Common stock issued for services	366,962	367	318,184	-	-	-	318,551

Common stock issued for conversion of convertible debt	250,000	250	249,750	-	-	-	250,000

Common stock issued for warrants exercised	9,077	9	(9)	-	-	-	-

Warrants repricing	-	-	74,593	-	-	-	74,593

Appropriation to statutory reserve	-	-	-	(1,589,024)	1,589,024	-	-

Comprehensive income:
Net income for the year	-	-	-	12,790,648	-	-	12,790,648

Foreign currency translation adjustment	-	-	-	-	-	2,247,686	2,247,686

Total comprehensive income	-	-	-	-	-	-	15,038,334

Balance, December 31, 2008	42,420,239	42,420	11,554,381	25,557,537	3,750,529	4,229,243	45,134,110

See notes to consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Equity Pledge Agreement. Under the equity pledge agreement between the shareholders of Lotus East and Lotus, the shareholders of Lotus East pledged all of their equity interests in Lotus East to Lotus to guarantee Lotus East’s performance of its obligations under the technology consulting agreement. If Lotus East or Lotus East’s Shareholders breaches its respective contractual obligations, Lotus, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Lotus East’s Shareholders also agreed that upon occurrence of any event of default, Lotus shall be granted an exclusive, irrevocable power of attorney to take actions in the

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization (continued)

place and stead of Lotus East’s Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Lotus may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of Lotus East agreed not to dispose of the pledged equity interests or take any actions that would prejudice Lotus’ interest. The equity pledge agreement will expire two (2) years after Lotus East’s obligations under the exclusive consulting services agreements have been fulfilled.

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

The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. As a VIE, Lotus East’s revenues are included in the Company’s total revenues, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Lotus East’s net income.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, fair value of warrants and beneficial conversion features related to the convertible notes, fair value of warrants granted and accruals for taxes due.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, convertible debt, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the United States. Balances in the United States are insured up to $250,000 at each bank. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At December 31, 2008 and 2007, the Company’s China bank balances of approximately $1,3 million and $4.5 million, respectively, are uninsured. The Company has not experienced, nor does it anticipate, non-performance by these institutions.

Accounts receivable

The Company records accounts receivable, net of an allowance for doubtful accounts and sales returns. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within “General and administrative expenses”. Accounts are written off after exhaustive efforts at collection. The Company policy regarding sales returns is discussed below. The activity in the allowance for doubtful accounts and sales returns accounts for accounts receivable for the years ended December 31, 2008 and 2007 is as follows:

	Allowance for doubtful accounts	Allowance for sales returns	Total
Balance – December 31, 2006	$539,627	$2,297,399	$2,837,026
Additions (Reductions)	(26,617)	(2,354,720)	(2,381,337)
Foreign currency translation adjustments	35,073	57,321	92,394
Balance – December 31, 2007	548,083	0	548,083
Additions (Reductions)	(575,781)	0	(575,781)
Foreign currency translation adjustments	27,698	0	27,698

Balance—December 31, 2008	$-	$-	$-

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the moving average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. The Company recorded an inventory reserve of $0 and $42,554, respectively, for the year ended December 31, 2008 and 2007.

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2008 and 2007.

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

	For the Year Ended December 31,
	2008	2007
Net income for basic and diluted earnings per share	$12,790,648	$11,217,128
Weighted average shares outstanding – basic	42,307,762	41,417,434
Effect of dilutive securities:
Unexercised warrants	—	—
Convertible debentures	5,747,118	2,443,672
Weighted average shares outstanding– diluted	48,054,880	43,861,106
Earnings per share – basic	$0.30	$0.27
Earnings per share – diluted	$0.27	$0.26

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per common share (continued)

At December 31, 2008 and 2007, a total of 5,166,999 and 1,500,000 outstanding warrants have not been included in the calculation of diluted earnings per shares as the effect would be anti-dilutive. The closing market price of all outstanding warrants of the Company on December 31, 2008 and 2007 was lower than the exercise price of all outstanding warrants. Because of that, the Company assumes that none of the outstanding warrants at that date would have been exercised and therefore none were included in the computation of the diluted earnings per share for the years of 2008 and 2007. Accordingly, the Company has excluded any effect of outstanding warrants as their effect would be anti-dilutive.

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

Allowance for returns

The Company accounts for sales returns in accordance with Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. In general, for wholesale sales, the Company provides credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by the

Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SAB 104 in establishing its return estimates. Historically, approximately 49% of our total revenues consist of sales of four principal products and product returns from these principal products, as well as the Company’s other products, have been immaterial.  Accordingly, based upon the Company’s experience, it historically does not record a reserve at the time of sale and there have been no accounting entries related to its product return policy which have reduced its gross revenues or had any material impact on its financial statements.

Other revenues

Other revenues consist of (i) leasing revenues received for the lease of retail space to various retail merchants; (ii) advertising revenues from the lease of counter space at the Company’s retail locations; (iii) leasing revenue from the lease of retail space to licensed medical

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

practitioners; (iv) revenues received by the Company for research and development projects and lab testing jobs conducted on behalf of third party companies, and; (v) revenues received for performing third party contract manufacturing projects. In connection with third-party manufacturing, the customer supplies the raw materials and we are paid a fee for manufacturing their product and revenue is recognized at the completion of the manufacturing job. The Company recognizes revenues from leasing of space and advertising revenues as earned from contracting third parties. The Company recognizes revenues upon performance of any research or lab testing jobs. Revenues received in advance are reflected as deferred revenue on the accompanying balance sheet. Additionally, the Company receives income from the sale of developed drug formulas. Income from the sale of drug formulas are recognized upon performance of all of the Company’s obligations under the respective sales contract and are included in other income on the accompanying consolidated statement of operations.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $210,096 and $420,082 for the years ended December 31, 2008 and 2007, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $181,026 and $2,602,997 for the years ended December 31, 2008 and 2007, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company's products and fees paid to third parties. For the years of 2008 and 2007, the Company expensed $1,200,194 and $2,411,651 as research and development expense, respectively, and paid for future research and development services in the amount of $0 and $769,742 at December 31, 2008 and December 31, 2007, respectively, which has been included in prepaid expenses on the accompanying balance sheets. The December 31, 2007 prepaid research and development expense has been fully expensed during the year ended December 31, 2008.

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

Asset and liability accounts at December 31, 2008 and 2007 were translated at 6.8542 RMB to $1.00 USD and at 7.3141RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the years ended December 31, 2008 and 2007 were 6.96225 RMB and 7.6172 RMB to $1.00 USD, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains on foreign currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the years ended December 31, 2008 and 2007, unrealized foreign currency translation gain was $2,247,686 and $1,480,352, respectively.

Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting FAS 141R on its financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FAS 160 on its financial position and results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (FAS 161).  FAS 161 amends and expands disclosures about derivative instruments and hedging activities. FAS 161 required qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit-risk-related contingent features in hedging activities. FAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for the Company in fiscal year 2010. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its financial position or results of operations.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, carrying forward the guidance in EITF 01-6 and superseding EITF 01-6. Other issues addressed in EITF 07-5 include addressing situations where the currency of the linked instrument differs from the host instrument and how to account for market-based employee stock options. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company has evaluated this statement and estimated that it is not expected to have an impact on its financial position and results of operations.

On June 16, 2008, the FASB issued Final Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99“Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income.

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2008 and 2007, accounts receivable consisted of the following:

	2008	2007
Accounts receivable	$6,132,912	$20,978,910
Less: allowance for sales returns	-	-
Less: allowance for doubtful accounts	-	(548,083)
	$6,132,912	$20,430,827

NOTE 3 - INVENTORIES

At December 31, 2008 and 2007, inventories consisted of the following:

	2008	2007
Raw materials	$2,884,092	$2,312,111
Work in process	-	279,759
Packaging materials	16,100	52,967
Finished goods	887,610	808,456
	3,787,802	3,453,293
Less: reserve for obsolete inventory	-	(42,554)
	$3,787,802	$3 ,410,739

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment consist of the following:

	Useful Life	2008	2007
Office equipment and furniture	3-8 Years	$228,673	$154,488
Manufacturing equipment	10 – 15 Years	5,585,793	5,032,601
Building and building improvements	20 – 40 Years	3,136,164	2,938,966
Construction in progress		1,181,757	—
		10,132,387	8,126,055
Less: accumulated depreciation		(2,577,570)	(1,956,089)

		$7,554,817	$6,169,966

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

For the year ended December 31, 2008, construction in progress amounted to $1,181,757, representing construction for a new manufacturing plant located in Cha Ha Er Industrial Garden District in Inner Mongolia, China. The amount included costs for road, electrical, sewage, heating and water pipes constructions.

For the years ended December 31, 2008 and 2007, depreciation expense amounted to $482,624 and $424,135 of which $480,201 and $413,586 is included in cost of sales, respectively.

NOTE 5 – DEPOSIT AND INSTALLMENT ON INTANGIBLE ASSETS

Deposit and Installments on a Chinese Class I drug patent-Laevo-Bambutero

Pursuant to the technology transfer agreement the Company’ entered into in April 2008 (See note 14), the Company made a deposit to acquire a Chinese Class I drug patent. Accordingly, the Company recorded $2,917,919 as deposit on patent as of December 31, 2008.

Also, the Company has made an installment on the Chinese Class I drug patent to obtain the patent according to the signed contract. Therefore, the Company recorded $2,626,127 as installment on intangible assets as of December 31, 2008. The Company will need to make additional installments of approximately $4,377,000 to obtain the patent.

In addition, we expect to incur approximately $14.5 million expenses related to our Laevo-Bambutero drug that was recently accepted by the Chinese SFDA for clinical trial evaluations in the next 24 to 30 months.

Installment on Yipubishan

The Company has made an installment on the drug Yipubishan in accordance with a new drug certificate and intellectual property right transfer contract the Company entered into on December 2, 2008 (See note 14). Accordingly, the Company recorded $2,917,919 as installment on intangible assets as of December 31, 2008. The Company will need to make additional installments of approximately $4,960,000 to obtain the new drug certificate and intellectual property right.

Installments on land use right

As of December 31, 2008, the Company paid $32,631,088 (RMB 223.66 million) for land use rights to property in the Cha Ha Er Industrial Park ( See note 14), located in Inner Mongolia. The amount has reflected as an installment payments on land use rights on its balance sheet at December 31, 2008. The installment payment is non-refundable in the event the Company decides not to construct the manufacture facility.

NOTE 6 – INTANGIBLE ASSETS

The Company purchased manufacturing rights for two approved drugs. The manufacturing rights issued are in connection with the Company’s products Valsartan and Brimonidine. The manufacturing rights for Valsartan became effective in November 2000 and had a life of 6.5 years, which expired in 2007. The manufacturing rights for Brimonidine became effective on August 27, 2005 and will expire in August 2009.

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $4,377,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. The Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,313,000 in 5 equal annual installments of approximately $263,000. Accordingly, the Company recorded an intangible asset of approximately $1,313,000 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company will amortize this exclusive right over a term of 20 years.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 6 – INTANGIBLE ASSETS (Continued)

At December 31, 2008 and 2007, intangible assets consist of the following:

	2008	2007
Manufacturing rights	$1,264,334	$1,187,569
Revenue rights	1,313,064	1,230,500
Software	10,796	-
	2,588,194	2,418,069

Less: accumulated amortization	(1,356,464)	(1,126,747)

	$1,231,730	$1,291,322

Amortization expense amounted to approximately $151,723 and $140,472 for the year ended December 31, 2008 and 2007.

The projected amortization expense attributed to future periods is as follows:

Year ending December 31:
2009	$127,711
2010	68,279
2011	67,355
2012	65,653
Thereafter	902,732

$1,231,730

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable - related parties consisted of the following at December 31, 2008 and 2007:
	2008	2007
Note to Song Guoan, father of Song Zheng Hong, director and spouse of Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 6.26% at December 31, 2008 and 2007, respectively), and unsecured	$761,894	$1,895,424

Note to Zheng Gui Xin, employee, due on December 30, 2015 with with variable annual interest at 80% of current bank rate (4.75% and 6.26% at December 31, 2008 and 2007, respectively), and unsecured	1,649,354	1,545,645

Note to Ma Zhao Zhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 6.26% at December 31, 2008 and 2007, respectively), and unsecured	660,562	619,027

Note to Liu Zhong Yi, officer and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 6.26% at December 31, 2008 and 2007, respectively), and unsecured	1,406,094	136,244

Note to Song Zheng Hong, director and spouse of the Company chief executive officer, Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 6.26% at December 31, 2008 and 2007, respectively), and unsecured	578,547	542,168
Total notes payable – related parties, long term	$5,056,451	$4,738,508

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

For the years ended December 31, 2008 and 2007, interest expense related to these related loans amounted to $294,394 and $209,834, respectively.

Due to related parties

Several employees of the Company, from time to time, provided advances to the Company for operating expenses. During the years ended December 31, 2008 and 2007, the Company repaid approximately $0 and $118,919 of these advances, respectively. At December 31, 2008 and 2007, the Company had a payable to these employees amounting to $36,358 and $34,072, respectively. These advances are short-term in nature and non-interest bearing.

The chief executive officer of the Company and his spouse, from time to time, provided advances to the Company for operating expenses. During the years ended December 31, 2008 and 2007, the Company repaid $0 and $561,878 of these advances, respectively. At December 31, 2008 and 2007, the Company had a payable to the chief executive officer and his spouse amounting to $682,178 and $0, respectively. These advances are short-term in nature and non-interest bearing.

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital ("Wu Lan"), whereby the Company agreed to lend to Wu Lan approximately $4,377,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company's chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. Accordingly, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,313,000 to be paid in 5 equal annual installments of approximately $263,000. Accordingly, the Company recorded an intangible asset of approximately $1,313,000 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years and a corresponding related party liability. For the years ended December 31, 2008 and 2007, the Company paid approximately $0 and $195,000 of this related party liability, respectively. At December 31, 2008 and 2007, amounts due under this assignment agreement amounted to $1,031,028 and $966,198 of which $525,225 and $738,300 is included in long-term liabilities and has been included in due to related parties on the accompanying balance sheets, respectively.

At December 31, 2008 and 2007, the Company has recorded accrued interest relating to notes payable - related parties of $364,350             and $61,208, respectively, which have been included in due to related parties on the accompanying balance sheets.

For the year ended December 31, 2008 and 2007, a summary of activities in due to related parties is as follows:

	Assignment fee payable	Working capital advances	Accrued interest	Total
Balance - December 31, 2006	$1,093,700	$695,231	$-	$1,788,931
Additions	-	-	58,774	58,774
Payments made	(194,709)	(680,797)	-	(875,506)
Foreign currency fluctuations	67,207	19,638	2,434	89,279
Balance - December 31, 2007	966,198	34,072	61,208	1,061,478
Additions	-	682,179	299,036	981,215
Payments made	-	-	-	-
Foreign currency fluctuations	64,830	2,285	4,106	71,221
Balance - December 31, 2008	$1,031,028	$718,536	$364,350	$2,113,914

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

Due from related parties

In December 2008, in connection with the new plant facility in Cha Ha Er Industrial Garden District in Inner Mongolia (See Note 14), the Company planned to form a new subsidiary in Inner Mongolia. In preparation for the register capital of the originally planned new entity, on December 25, 2008, the Company transferred $2,027,954 to the Company’s CEO to register for the new entity. The Company subsequently determined forming an Inner Mongolia new entity was not necessary and the money was returned to the Company on January 5, 2009.

NOTE 8 - CONVERTIBLE DEBT

The convertible debenture liability is as follows at December 31, 2007:

Convertible debentures payable	$2,770,000
Less: unamortized discount on debentures	(208,355)
Convertible debentures, net	$2,561,645

In January 2008, the Company issued 250,000 shares of its common stock in connection with the conversion of $250,000 of convertible debt. In February 2008, in connection with a private placement (See Note 10), the remaining $2,520,000 of convertible debt and any unpaid interest was repaid in full. The Company amortized the remaining $208,355 in discount on debentures in the fiscal year ended December 31, 2008. As of December 31, 2008, the balance of the convertible debt is $0.

NOTE 9 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS

On February 25, 2008, the Company entered into a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the “Purchase Agreement”) by and among the Company, Dr. Liu ZhongYi and Mrs. Song Zhenghong (the “Founders”), and accredited investors (each a “Purchaser” and collectively, the “Purchasers”), pursuant to which the Company sold to the Purchasers 5,747,118 shares of the Company’s series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the Company’s common stock, in a private placement (the “February 2008 Private Placement”) pursuant to Regulation D under the Securities Act of 1933, for the aggregate purchase price of $5 million (the “Transaction”). The transaction closed on February 25, 2008 (the “Closing Date”). Net proceeds, exclusive of expenses of the Transaction, from the sale to the Company were $4.6 million in cash, after the Company paid fees of approximately $469,000 in cash of which $400,000 was paid to Maxim Group, LLC, the placement agent for the Transaction. The Company recorded the approximately $796,000 in fees, of which $327,565 was related to value of the warrants granted to placement agent, as a deferred debt cost and amortized approximately $331,722 of the deferred cost during the year ended December 31, 2008. The Company has presented the convertible redeemable preferred stocks as long term debt due to the mandatory redeemable feature of the preferred stocks.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 9 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

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

•
The Founders delivered in the aggregate 7,500,000 shares of the Company’s common stock owned by them (the “Escrow Shares”) to an escrow account. Portions of the Escrow Shares are being held in escrow subject to the Company meeting certain earning targets in fiscal years 2007, 2008 and 2009. The target for 2007 was $8.5 million in net income. The target for 2008 is 95% of $13.8 million in net income and the target for 2009 is 95% of $17.5 million in net income, both after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese Renminbi and US dollars used in the Company’s financial statements and an exchange rate of RMB 7.30 to USD 1.00. These Escrow Shares will be transferred to the Purchasers if the Company does not meet the earning targets, and released back to the Founders if the Company does. Another portion of the Escrow Shares is being held in escrow subject to the Company listing on the NASDAQ Stock Market within 18 months following the Closing Date. These Escrow Shares will be transferred to the Purchasers if the listing is not completed within that time period, and released back to the Founders if it is. In addition, two-thirds of the Escrow Shares are held in escrow to ensure that the Purchasers receive their full redemption payments if they choose to redeem their Preferred Shares. Each Preferred Share may be redeemed for $0.87 per share (adjusted for stock splits, stock dividends, reclassification and the like). If a Purchaser receives less than the full redemption amount for each Preferred Share being redeemed, the Purchaser will receive a number of Escrow Shares to make up the difference, based on the then-current market price of the common shares. Following the end of the redemption period, these Escrow Shares, less those transferred to any Purchasers that redeemed their Preferred Shares, will be released back to the Founders.

In connection with the issuance of the series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the Company’s common stock, the Company recorded a total debt discount of $ 2,310,263 to be amortized over the term of this Purchase Agreement. For the year ended December 31, 2008, amortization of debt discount amounted to $ 962,604 and has been included in interest expense.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 9 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

For the year ended December 31, 2008, the Company evaluated whether or not the series A convertible redeemable preferred stock contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the series A convertible redeemable preferred stock had a fixed redemption price of $0.87, the convertible redeemable preferred stock was not a derivative instrument. The Company analyzed this provision under EITF 05-04 and therefore it qualified as equity under EITF 00-19.

The series A convertible redeemable preferred stock is as follows at December 31, 2008:
Series A convertible redeemable preferred stock	$5,000,000
Less: unamortized discount	(1,347,659)
Series A convertible redeemable preferred stock, net	$3,652,341

NOTE 10 – INCOME TAXES

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

The components of income (loss) before income tax consist of the following:

	Year Ended December 31,
	2008	2007
U.S. Operations	$(3,099,592)	$(2,801,788)
Chinese Operations	15,890,240	14,018,916
	$12,790,648	$11,217,128

Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Since 2002, the Company has been entitled to an income tax exemption for a six-year period and was exempted from all of its income tax in the 2008 and 2007 period. The estimated tax savings due to the tax exemption for the years ending December 31, 2008 and 2007 amounted to approximately $3,973,000 and $4,600,000, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for December 31, 2008 and 2007 to $0.21 and $0.16, respectively.

Lotus Pharmaceuticals, Inc. was incorporated in the United States and has available net operating losses of $2,258,217 for income tax purposes at December 31, 2008, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forwards for United States income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilize, through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. The valuation allowance at December 31, 2008 and 2007 was approximately $528,000 and $246,000, respectively. The consolidated income is earned overseas and the Company does not intend to repatriate the funds and, in the event of repatriation there will be a tax on the repatriated income.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for years ended December 31, 2008 and 2007:

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 10 – INCOME TAXES (Continued)

	2008	2007
US Statutory rates	34.0%	34.0%
US effective rate in excess of China tax rate	(11.1%)	(0.4%	)
China income tax exemptions	(31.1%)	(42.1%	)
Non-deductible compensation, debt cost and interest expense attributable to warrants	4.1%	5.3%
US valuation allowance	4.1%	3.2%

Total provision for income taxes	0.0%	0.0%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	2008	2007
Tax benefit of net operating loss carryforward	$768,000	$246,000
Valuation allowance	(768,000)	(246,000)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2008 and 2007, due to the uncertainty of realizing the deferred income tax assets related to the U.S. net operating loss carryforward.

Beginning January 1, 2008, the new PRC Enterprise Income Tax ("EIT") law replaced the existing laws for PRC Domestic Enterprises ("DES") and PRC Foreign Invested Enterprises ("FIEs"). The key changes are:

a.	The new standard PRC EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%; and

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

NOTE 11 – TAXES PAYABLE

Value Added Tax

The Company is subject to value added tax ("VAT") for manufacturing products. The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid value added taxes ("VAT") based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. According to the PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. At December 31, 2008 and 2007, the Company accrued $5,015,908 and $572,200, respectively, of unpaid value-added taxes.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 12 -SHAREHOLDERS’ EQUITY

In January 2008, the Company issued 250,000 shares of its common in connection with the conversion of $250,000 of convertible debt.

In April 2008, the Company issued in aggregate 331,668 shares of restricted common stock to the several directors, consultants and officers of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $0.87 per share or $288,551 in total. In connection with issuance of these shares, the Company recorded prepaid stock-based expenses of $288,551. As of December 31, 2008, the recorded stock-based expenses of $288,551 had fully amortized.

In April 2008, in connection with a cashless exercise of 60,000 warrants, the Company issued 9,077 shares of common stock accordingly.

In June 2008, the Company issued 35,294 shares of restricted common stock to a consultant for services rendered to the Company. The Company valued these common shares at the fair market value on the date of the grant at $0.85 per share or $30,000 in total. The Company recorded stock-based compensation expenses of $30,000 for the year ended December 31, 2008 accordingly.

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

Stock warrants

In January, 2008, the Company granted 250,000 stock warrants to a consulting company at an exercise price of $1.50 per share in connection with a one year contract. The warrants are not vested until January 2009. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.71 per warrant or $178,187 in total and recorded a prepaid consulting expense of $178,187 for the year ended December 31 2008. Those warrants will expire in January 2012. For the year ended December 31, 2008, the Company recorded amortization expenses of $163,338 related to the consulting contract.

In connection with the preferred share financing (See Note 9), the Company granted 2,873,553 warrants to investors purchase up to 2,873,553 shares of common stock of the Company at an exercise price of $1.21 per share. The Warrants have a term of 5 years after the issue date of February 12, 2007. Additionally, the Company granted 603,446 stock warrants to an investment banking firm at an exercise price of $1.21 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at approximately $0.54 per warrant or $327,565 in total and recorded a deferred financing costs of $327,565. Those warrants will expire in February 2013. For the year ended December 31, 2008, the Company recorded amortization expenses of $ 136,485 related to the deferred financing costs.

On February 25, 2008, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (See Note 9), the exercise price of the 1,500,000 warrants granted in February 2007 were reduced and repriced to $0.87 per share. As a result of the repricing, the Company recorded an interest expense of $74,593 for the year ended December, 2008.

Stock warrants issued, terminated/forfeited and outstanding during the year ended December 31, 2008 are as follows:

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 12 -SHAREHOLDERS’ EQUITY (Continued)

	Shares	Average Exercise price per share	Average life (year)
Warrants outstanding on December 31, 2007	1,500,000	0.87	5.00
Warrants issued	3,726,999	1.23	4.93
Warrants terminated/forfeited	-	-	-
Warrants exercised	(60,000)	0.87	-
Warrants outstanding on December 31, 2008	5,166,999	1.13	4.95

In connection with the debt financing , the Company granted 1,500,000 to investors purchase up to 1,500,000 shares of common stock of the Company at an exercise price of $1.50 per share. The Warrants have a term of 5 years after the issue date of February 12, 2007. On February 25, 2008, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement, the exercise prices of these warrants were reduced to $1.20 per share.

NOTE 13 - SEGMENT INFORMATION

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

Information with respect to these reportable business segments for the year ended December 31, 2008 and 2007 is as follows:

2008	Wholesale and third-party manufacturing and examination	Retail Operations	Rent and Advertising	Unallocated	Total
Net Revenues	$70,186,196	$2,837,257	$779,576	$-	$73,803,029

Cost of Sales	37,846,272	2,593,816	-	-	40,440,088

Operating Expenses	-	-	-	18,292,997	18,292,997

Other Expense (Income)	-	-	-	2,279,296	2,279,296

Income Taxes	-	-	-	-	-

Net Income	$32,339,924	$243,442	$779,576	$(20,572,293)	$12,790,648

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 13 - SEGMENT INFORMATION (Continued)

2007	Wholesale and third-party manufacturing and examination	Retail Operations	Rent and Advertising	Unallocated	Total
Net Revenues	$51,940,532	$3,471,960	$1,460,623	$-	$56,873,115

Cost of Sales	30,901,395	2,777,568	-	-	33,678,963

Operating Expenses	-	-	-	11,885,859	11,885,859

Other Expense (Income)	-	-	-	91,165	91,165

Income Taxes	-	-	-	-	-

Net Income	$21,039,137	$694,392	$1,460,623	$(11,977,024)	$11,217,128

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and manufacturing space under leases in Beijing, China that expire through July 2019.

Future minimum rental payments required under these operating leases are as follows:

Year Ending December 31,
2009	$251,084
2010	132,917
2011	109,422
2012	109,422
2013 and thereafter	702,124

Total minimum lease payments	$1,304,969

For the years ended December 31, 2008 and 2007, rent expense amounted to $210,954 and $242,856, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

Technology Transfer Agreement

In April 2008, one of the Company’s affiliates, En Ze Jia, entered into a Technology Transfer Agreement with Dong Guan Kai Fa Biological Medicine LTD (“Dong Guan”) pursuant to which Dong Guan agreed to transfer the technology material, new medicine research and rights to the Chinese patent of the anti-asthma new medicine R-BM to En Ze Jia on an exclusive basis in exchange for a transfer technology fee of approximately $7 million (RMB 48 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia is obligated to:

•	complete the filing with the Chinese State Food and Drug Administration (SFDA) of the medicine’s clinical research ratification document,

•	complete the clinical research,

•	complete the medicine’s trial production, and

•	provide raw materials and formulation related documentation and apply for the new medicine certification and production approval.

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

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•
Approximately $1.46 million (RMB 10 million) is due by the 15th business day following the receipt of the processing notice of the receipt of the clinical application and all related material from SFDA is received,

•	Approximately $1.17 million (RMB 8 million) is due by the 10th business day after the receipt of the medicine’s clinical ratification document,

•	Approximately $1.46 million (RMB 10 million) is due by the 15th business day after the medicine’s Phase I clinical study is completed and ratification from the SFDA is obtained, and

•	Approximately $2.92 million (RMB 20 million) is due by the 10th business day after the medicine’s Phase II clinical study is completed and ratification from the SFDA is obtained.

En Ze Jia paid Dong Guan a deposit of approximately $2.92 million (RMB 20 million) in April 2008 which is to be returned to En Ze Jia within 10 days after the transfer technology fee is fully paid. In the event Dong Guan should be unable to timely return the deposit, it will pay En Ze Jia a late fee and En Ze Jia is entitled to damages for Dong Guan’s failure to timely return the deposit.

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia guaranteed that the grant monies will be shared equally by both parties. As of December 31, 2008, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

New Manufacturing Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

New Manufacturing Facility (continued)

District in Inner Mongolia. The new facility, which will be comprised approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s current manufacturing capacity. The Company was subsequently granted the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters). The new facility, which will manufacture medical injection products, including 0.9% physiological saline injection, hydroxyethyl starch 130/0.4 injection and hydroxyethyl starch 200/0.5 injection, Qiang Yi Ji starch, a medical corn starch commonly known as O-2-hydeoxyethyl starch, dextran and additional pharmaceuticals, will require a total investment of RMB 623.66 million, or approximately $91 million. The construction began on the project in August 2008 and the Company anticipates that it will take between 12 to 30 months to complete the construction. As of December 31, 2008, the Company has incurred approximately $1.2 million related to this project and the amount has been included as construction in progress in the consolidated financial statements.

Included in the total cost of the project is land cost of approximately $32.6 million (RMB 223.66 million) which was fully paid to Cha You. Other components of the project include construction costs of approximately $17.5 million (RMB 120 million) costs associated with the various production lines estimated at approximately $33.6 million (RMB 230 million) and working capital of approximately $7.3 million (RMB 50 million).

 Liang Fang intends to use its present working capital together with bank loans and government grants to fund the project. The funds are required to be invested over the next 18 months under a specified schedule ending in December 2010. As of December 31, 2008, Liang Fang has paid approximately $33 million (approximately RMB 226.5 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from those third party sources.

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

New Drug Certificate and Intellectual Property Right Transfer Contract

On December 2, 2008, the Company entered into a New Drug Certificate and Intellectual Property Right Transfer Contract with Beijing Yipuan Bio-Medical Technology, Co., Ltd. related to the drug Yipubishan (common name Octreotide Acetate Injection). Under the terms of the agreement, the Company agreed to pay Beijing Yipuan Bio-Medical a total of approximately $7.9 million (RMB 54 million) for technology transfer fees. We have paid approximately $2.9 million (RMB 20 million) to Yipuan as of December 31, 2008 and the balance of approximately $5 million (RMB 34 million) is due by May 31, 2009. Liang Fang intends to use its present working capital to fund the commitments under the agreement. Upon payment of these amounts, Liang Fang will own all intellectual property rights associated with the drug.

As part of the sale of Yipubishan, Yipuan is transferring its distribution channels, including sales representatives, to Liang Fang in phases. Most of Yipuan's sales of Yipubishan take place in Jiangxi province, Xi'an and Shanghai. In 2006, Liang Fang started distributing Yipubishan in Anhui and Inner Mongolia. Liang Fang is considering whether to use the distribution channels it is acquiring from Yipuan for some of its own products.

NOTE 15 – OPERATING RISK

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 15 – OPERATING RISK (Continued)

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

NOTE 16 – SUBSEQUENT EVENT

In February 2009, the Company issued 842,308 shares of common stock to Liu Zhongyi (CEO) using a fair value of $0.26 per share for services rendered through December 31, 2008 as the Company’s chief executive officer.

In February 2009, the Company issued 67,308 shares of common stock to Adam Wasserman (CFO) using a fair value of $0.26 per share for services rendered through December 31, 2008 as the Company’s chief financial officer.

In February 2009, the Company issued 48,077 shares of common stock to Mel Rothberg using a fair value of $0.26 per share for director fees from January 1, 2008 to April 15, 2008 and consulting services rendered through November 30, 2008.