Form 10-Q
period 2009-03-31
Lotus Pharmaceuticals, Inc.
filed 2009-05-15
CIK 1292087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 43,377,932 shares of common stock are issued and outstanding as of May 15, 2009.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to enforce the Contractual Arrangements, Lotus East's strategic initiatives, economic, political and market conditions and fluctuations, U.S. and Chinese government and industry regulation, interest rate risk, U.S., Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place substantial reliance on these forward-looking statements and readers should carefully review this report in its entirety together with our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC, including the risks described in Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain a web site at www.lotuspharma.com. Information on this web site is not a part of this report.

CERTAIN DEFINED TERMS USED IN THIS REPORT

Unless specifically set forth to the contrary, when used in this report the terms:

•	"Lotus," "we," "us," "our," the "Company," and similar terms refer to Lotus Pharmaceuticals, Inc., a Nevada corporation formerly known as S.E. Asia Trading Company, Inc., and its subsidiary,

•	"Lotus International" refers to Lotus Pharmaceutical International, Inc., a Nevada corporation and a subsidiary of Lotus,

•	"Lotus Century" refers to Lotus Century Pharmaceutical (Beijing) Technology co., Ltd., a wholly foreign-owned enterprise (WFOE) Chinese company which is a subsidiary of Lotus,

•	"Liang Fang" refers to Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company formed on June 21, 2000 and an affiliate of En Ze Jia Shi,

•	"En Ze Jia Shi" refers to Beijing En Ze Jia Shi Pharmaceutical Co., Ltd., a Chinese limited liability company formed on September 17, 1999 and an affiliate of Liang Fang,

•	"Lotus East" collectively refers to Liang Fang and En Ze Jia Shi,

•	"Consulting Services Agreements" refers to the Consulting Services Agreements dated September 20, 2006 between Lotus and Lotus East.

•	"Operating Agreements" refers to the Operating Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Equity Pledge Agreements" refers to the Equity Pledge Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Option Agreements" refers to the Option Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Proxy Agreements" refers to the Proxy Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Contractual Arrangements" collectively refers to the Consulting Services Agreements, Operating Agreements, Equity Pledge Agreements, Option Agreements and the Proxy Agreements,

•	"China" or the "PRC" refers to the People's Republic of China, and

•	"RMB" refers to the renminbi which is the currency of mainland PRC of which the yuan is the principal currency.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,228,769	$1,278,808
Accounts receivable, net of allowance for doubtful accounts	1,395,054	6,132,912
Other receivable	15,777	15,757
Other receivable-employee	730,396	-
Other receivable-related party	-	2,027,954
Inventories, net of reserve for obsolete inventory	3,726,128	3,787,802
Prepaid expenses and other assets	77,380	121,274
Deferred debt costs	364,894	398,067

Total Current Assets	7,538,398	13,762,574

PROPERTY AND EQUIPMENT - Net	9,591,554	7,554,817

OTHER ASSETS
Deposit on patent license	2,921,585	2,917,919
Installments on intangible assets	35,301,508	38,175,134
Intangible assets, net of accumulated amortization	8,885,346	1,231,730
Deferred debt costs	-	66,344

Total Assets	$64,238,391	$63,708,518

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$856,345	$2,170,165
Taxes Payable	1,994,388	5,015,908
Unearned revenue	794,516	565,629
Due to related parties	1,715,742	1,588,689
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 6,206,890 and 5,747,118 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively, net	4,341,124	-

Total Current Liabilities	9,702,115	9,340,391

LONG-TERM LIABILITIES:
Due to related parties	460,150	525,225
Notes payable - related parties	5,062,803	5,056,451
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 6,206,890 and 5,747,118 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively, net	-	3,652,341
Total Liabilities	15,225,068	18,574,408

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 200,000,000 shares authorized; 43,377,932 and 42,420,239 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	43,378	42,420
Additional paid-in capital	11,802,423	11,554,381
Statutory reserves	4,167,174	3,750,529
Retained earnings	28,708,994	25,557,537
Other comprehensive gain - cumulative foreign currency translation adjustment	4,291,354	4,229,243

Total Shareholders' Equity	49,013,323	45,134,110

Total Liabilities and Shareholders' Equity	$64,238,391	$63,708,518

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2009	2008

NET REVENUES:
Wholesale	$8,940,405	$8,437,298
Retail	2,137,188	2,016,547
Other revenues	746,694	1,255,332

Total Net Revenues	11,824,287	11,709,177

COST OF SALES	5,186,158	7,768,425

GROSS PROFIT	6,638,129	3,940,752

OPERATING EXPENSES:
Selling expenses	1,701,799	1,122,337
Research and development	-	710,225
General and administrative	747,206	626,417

Total Operating Expenses	2,449,005	2,458,979

INCOME FROM OPERATIONS	4,189,124	1,481,773

OTHER INCOME (EXPENSE):
Debt issuance costs	(99,517)	(62,886)
Interest income	1,319	561
Interest expense	(448,097)	(423,349)

Total Other Income (Expense)	(546,295)	(485,674)

INCOME BEFORE INCOME TAXES	3,642,829	996,099

INCOME TAXES	74,727	-

NET INCOME	$3,568,102	$996,099

COMPREHENSIVE INCOME:
NET INCOME	3,568,102	996,099

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	62,111	1,454,203

COMPREHENSIVE INCOME	$3,630,213	$2,450,302

NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.02
Diluted	$0.07	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	43,048,060	42,035,958
Diluted	49,254,950	47,783,076

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,568,102	$996,099
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	362,467	148,884
Amortization of deferred debt issuance costs	99,517	62,512
Amortization of debt discount	-	208,355
Amortization of discount on convertible redeemable preferred stock	288,783	84,709
Amortization of prepaid expense attributable to warrants	14,849	-
Increase in allowance for doubtful accounts	-	53,305
Changes in assets and liabilities:
Accounts receivable	4,744,877	(115,927)
Inventories	66,423	(3,161,360)
Prepaid expenses and other current assets	1,329,083	(2,012,656)
Accounts payable and accrued expenses	(666,522)	(98,515)
Taxes payable	(3,027,383)	41,792
Unearned revenue	228,143	217,749
Advances from customers	-	(35,197)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,008,339	(3,610,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Installments on intangible assets	2,921,162	-
Purchase of intangible asset	(7,887,138)	-
Purchase of property and equipment	(2,153,243)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,119,219)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
repayment of convertible debt	-	(2,520,000)
Proceeds from sale of convertible redeemable peferred stocks	-	5,000,000
Payment of debt issuance costs	-	(468,568)
Proceeds from related party advances	59,314	357,382

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,314	2,368,814

EFFECT OF EXCHANGE RATE ON CASH	1,527	272,856

NET (DECREASE) INCREASE IN CASH	(50,039)	(968,580)

CASH - beginning of period	1,278,808	4,557,957

CASH – end of period	$1,228,769	$3,589,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Warrants issued for prepaid financing costs and consulting expense	$-	$505,752
Common stock issued for prior compensation	$249,000	$-
Common stock issued for conversion of convertible debt	$-	$250,000
Debt discount for grant of warrants and beneficial conversion feature	$-	$2,033,025
Preferred stock issued for dividend payable	$400,000	$-

See notes to unaudited consolidated financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

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

On September 28, 2006, pursuant to a Share Exchange Agreement with Lotus Pharmaceutical International, Inc. (“Lotus International”), the Company acquired all of the outstanding common stock of Lotus International from the Lotus International shareholders in exchange for newly-issued stock of the Company. Lotus International became a wholly-owned subsidiary of the Company and Lotus International’s shareholders became the owners of the majority of the Company’s voting stock. The acquisition of Lotus International by the Company was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Lotus International hold a majority of the outstanding common stock of the Company on a voting and fully-diluted basis. As a result, Lotus International is deemed to be the acquirer for accounting purposes.

Lotus International was incorporated under the laws the State of Nevada on August 28, 2006 to develop and market pharmaceutical products in the People’s Republic of China (“PRC” or “China”). PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, Lotus operates its pharmaceutical business in China through Beijing Liang Fang Pharmaceutical Co., Ltd. (“Liang Fang”) and an affiliate of Liang Fang, Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. (“En Ze Jia Shi”), both of which are pharmaceutical companies headquartered in the PRC and organized under the laws of the PRC (hereinafter, referred to together as “Lotus East”). Lotus International has contractual arrangements with Lotus East and its shareholders pursuant to which Lotus International will provide technology consulting and other general business operation services to Lotus East. Through these contractual arrangements, Lotus International also has the ability to substantially influence Lotus East’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable Lotus International to control Lotus East, Lotus International is considered the primary beneficiary of Lotus East. Accordingly, the consolidated financial statements include the accounts of Lotus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Lotus International and companies under its control (Lotus East).

In September 2006, Lotus International entered into the following contractual arrangements:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

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

As of March 31, 2009, Liang Fang owns and operates 10 drug stores throughout Beijing, China. These drugstores sell Western and traditional Chinese medicines, and medical treatment accessories.

Liang Fang’s affiliate, En Ze Jia Shi is a Chinese limited liability company and was formed under laws of the People’s Republic of China on September 17, 1999. En Ze Jia Shi is the sole manufacturer for Liang Fang and maintains facilities for the production of medicines, patented Chinese medicine, as well as the research and production of other new medicines.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basis of presentation

The interim consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in an annual financial statement prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 included in its Annual Report on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

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

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated statements include the accounts of Lotus Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Lotus and Lotus Century and variable interest entities under its control (Liang Fang and En Ze Jia Shi). All significant inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, fair value of warrants and beneficial conversion features related to the convertible notes, fair value of warrants granted and accruals for taxes due.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, convertible debt, customer advances, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the United States. Balances in the United States are insured up to $250,000 at each bank. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. At March 31, 2009 and December 31, 2008, the Company’s China bank balances of approximately $1.2 million and $1.3 million, respectively, are uninsured. The Company has not experienced, nor does it anticipate, non-performance by these institutions.

Accounts receivable

The Company records accounts receivable, net of an allowance for doubtful accounts and sales returns. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within “General and administrative expenses”. Accounts are written off after exhaustive efforts at collection. The Company policy regarding sales returns is discussed below. The activity in the allowance for doubtful accounts and sales returns accounts for accounts receivable at March 31, 2009 and December 31, 2008 is as follows:

	Allowance for doubtful accounts	Allowance for sales returns	Total
Balance- December 31, 2007	$548,083	-	548,083
Additions (Reductions)	(575,781)	-	(575,781)
Foreign currency translation adjustments	27,698	-	27,698
Balance- December 31, 2008	-	-	-
Additions (Reductions)	-	-	-
Foreign currency translation adjustments	-	-	-
Balance- March 31, 2009	$-	-	-

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the moving average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. The Company did not consider it necessary to record any inventory reserve during the three months ended March 31, 2009 and the year ended December 31, 2008.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2009 and the year ended December 31, 2008.

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

Value added tax

The Company is subject to value added tax (“VAT”) for manufacturing products and business tax for services provided. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid   VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient, and will be charged to operations in the period if and when a determination is been made by the taxing authorities that a penalty is due.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

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

	For the Three months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$3,568,102	$996,099
Weighted average shares outstanding – basic	43,048,060	42,035,958
Effect of dilutive securities:
Unexercised warrants	-	-
Convertible debentures	6,206,890	5,747,118
Weighted average shares outstanding– diluted	49,254,950	47,783,076
Earnings per share – basic	$0.08	$0.02
Earnings per share – diluted	$0.07	$0.02

At March 31, 2009 and 2008, a total of 5,166,999 and 5,227,000 outstanding warrants have not been included in the calculation of diluted earnings per shares as the effect would be anti-dilutive. The closing market price of all outstanding warrants of the Company on March 31, 2009 and 2008 was lower than the exercise price of all outstanding warrants. Because of that, the Company assumes that none of the outstanding warrants at that date would have been exercised and therefore none were included in the computation of the diluted earnings per share at March 31, 2009 and 2008. Accordingly, the Company has excluded any effect of outstanding warrants as their effect would be anti-dilutive.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
MARCH 31, 2009 AND 2008
(UNAUDITED)

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $6,500 and $153,295 for the three months ended March 31, 2009 and 2008, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company's products and fees paid to third parties. For the three months ended March 31, 2009 and 2008, the Company expensed $0 and $710,225 as research and development expense, respectively.

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

Asset and liability accounts on March 31, 2009 and December 31, 2008 were translated at 6.8456 RMB to $1.00 USD and at 6.8542 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the three month ended March 31, 2009 and 2008 were 6.84659 RMB and 7.1757 RMB to $1.00 USD, respectively.  In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of unrealized gains on foreign currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the three months ended March 31, 2009 and 2008, unrealized foreign currency translation gain was $62,111 and $1,454,203, respectively.

Recent Accounting Pronouncements

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

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

NOTE 2 - ACCOUNTS RECEIVABLE

At March 31, 2009 and December 31, 2008, accounts receivable consisted of the following:

	March 31, 2009	December 31, 2008
Accounts receivable	$1,395,054	$6,132,912
Less: allowance for sales returns	-	-
Less: allowance for doubtful accounts	-	-
	$1,395,054	$6,132,912

NOTE 3 - OTHER RECEIVABLE-EMPLOYEE

In January 2009, an employee borrowed cash of $730,396 from The Company after she got the board of directors approval and signed the loan contract. On May 9, 2009, she paid off the loan to The Company.

NOTE 4 – INVENTORIES

At March 31, 2009 and December 31, 2008, inventories consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials	$2,294,695	$2,884,092
Work in process	-	-
Packaging materials	14,003	16,100
Finished goods	1,417,430	887,610
	3,726,128	3,787,802
Less: reserve for obsolete inventory	-	-
	$3,726,128	$3,787,802

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2009 and December 31, 2008, property and equipment consist of the following:

	Useful Life	March 31, 2009	December 31, 2008
Office equipment and furniture	3-8 Years	$243,025	$228,673
Manufacturing equipment	10 – 15 Years	5,578,746	5,585,793
Building and building improvements	20 – 40 Years	3,140,104	3,136,164
Construction in progress		3,336,797	1,181,757
		12,298,672	10,132,387
Less: accumulated depreciation		(2,707,118)	(2,577,570)

		$9,591,554	$7,554,817

At March 31, 2009, construction in progress amounted to $3,336,797, representing construction for a new manufacturing plant located in Cha Ha Er Industrial Garden District in Inner Mongolia, China. The amount included costs for road, electrical, sewage, heating and water pipes constructions.

For the three months ended March 31, 2009 and 2008, depreciation expense amounted to $126,291 and $112,302 of which $119,775 and $91,058 is included in cost of sales, respectively.

NOTE 6 – DEPOSIT ON PATENT AND INSTALLMENT ON INTANGIBLE ASSETS

Deposit and Installments on a Chinese Class I drug patent-Laevo-Bambutero

Pursuant to the technology transfer agreement the Company’ entered into in April 2008 (See note 13), the Company made a deposit to acquire a Chinese Class I drug patent. Accordingly, the Company recorded $2,921,585 as deposit on patent as of March 31, 2009.

Also, the Company has made an installment on the Chinese Class I drug patent to obtain the patent according to the signed contract. Therefore, the Company recorded $2,629,426 as installment on intangible assets as of March 31, 2009. The Company will need to make additional installments of approximately $4,382,000 to obtain the patent.

In addition, we expect to incur approximately $14.5 million expenses related to our Laevo-Bambutero drug that was recently accepted by the Chinese SFDA for clinical trial evaluations in the next 21 to 27 months.

Installments on land use right

As of March 31, 2009, the Company paid $32,672,082 (RMB 223.66 million) for land use rights to property in the Cha Ha Er Industrial Park ( See note 13), located in Inner Mongolia. The amount has reflected as an installment payment on intangible assets on its balance sheet at March 31, 2009. The installment payment is refundable if the Chinese local government would not grant it land use rights certificate.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 7 - INTANGIBLE ASSETS

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

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend to Wu Lan approximately $4,382,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. The Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,315,000 in 5 equal annual installments of approximately $263,000. Accordingly, the Company recorded an intangible asset of approximately $1,315,000 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company will amortize this exclusive right over a term of 20 years.

The Company entered into an intellectual rights transfer contract with Beijing Yipuan Bio-Medical Technology Co., Ltd. in December 2008 to acquire the drug Yipubishan, a highly effective and stable octreotide acetate injection solution, according to a clinical research report issued by Beijing Union Medical College Hospital Center for Clinical Pharmacology, used to treat the symptoms of gastric ulcers and hemorrhages of the upper digestive tract since 2004. We have paid off the new drug certificate and intellectual property right transfer fee to Yipuan as of March 31, 2009.

At March 31, 2009 and December 31, 2008, intangible assets consist of the following:

	March 31, 2009	December 31, 2008
Manufacturing rights	$1,265,923	$1,264,334
Revenue rights	1,314,713	1,313,064
Intellectual rights	7,888,278	-
Software	10,810	10,796
	10,479,724	2,588,194
Less: accumulated amortization	(1,594,378)	(1,356,464)

	$8,885,346	$1,231,730

Amortization expense amounted to approximately $236,176and $36,582 for the three months ended March 31, 2009 and 2008, respectively.

The projected amortization expense attributed to future periods is as follows:

Period ending March 31:	Expense
2010	$894,788
2011	857,193
2012	855,610
2013	854,564
Thereafter	5,423,191

Total	$8,885,346

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable - related parties consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009 (Unaudited)	December 31, 2008
Note to Song Guoan, father of Song Zheng Hong, director and spouse of Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 4.75% at March 31, 2009 and December 31, 2008, respectively), and unsecured	$762,851	$761,894

Note to Zheng Gui Xin, employee, due on December 30, 2015 with with variable annual interest at 80% of current bank rate (4.75% and 4.75% at March 31, 2009 and December 31, 2008, respectively), and unsecured	1,651,426	1,649,354

Note to Ma Zhao Zhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 4.75% at March 31, 2009 and December 31, 2008, respectively), and unsecured	661,392	660,562

Note to Liu Zhong Yi, officer and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 4.75% at March 31, 2009 and December 31, 2008, respectively), and unsecured	1,407,860	1,406,094

Note to Song Zheng Hong, director and spouse of the Company chief executive officer, Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 4.75% at March 31, 2009 and December 31, 2008, respectively), and unsecured	579,274	578,547

Total notes payable – related parties, long term	$5,062,803	$5,056,451

For the three months ended March 31, 2009 and 2008, interest expense related to these related loans amounted to $59,314 and $76,258, respectively.

Due to related parties

The chief executive officer of the Company and his spouse and several employees of the Company, from time to time, provided advances to the Company for operating expenses. During the three months ended March 31, 2009 and 2008, the Company did not repay any of these advances. At March 31, 2009 and December 31, 2008, the Company had a payable to the chief executive officer and his spouse and these employees amounting to $719,439 and $718,536, respectively. These advances are short-term in nature and non-interest bearing.

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital ("Wu Lan"), whereby the Company agreed to lend to Wu Lan approximately $4,382,000 for the construction of a hospital ward in Inner Mongolia, China. In exchange for agreeing to lend to Wu Lan the funds, Wu Lan agreed that the Company will be the exclusive provider for all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company's chief executive officer, Mr. Liu, lent these funds to Wu Lan on behalf of the Company. Accordingly, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company. As compensation to Mr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Liu not

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

Due to related parties (continued)

accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with the Company, the Company agreed to pay Mr. Liu an aggregate of approximately $1,315,000 to be paid in 5 equal annual installments of approximately $263,000. Accordingly, the Company recorded an intangible asset of approximately $1,315,000 related to exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years and a corresponding related party liability. For the three months ended March 31, 2009 and for the year ended December 31, 2008, the Company did not pay any of this related party liability. At March 31, 2009 and December 31, 2008, amounts due under this assignment agreement amounted to $1,032,323 and $1,031,028 of which $460,150 and $525,225 is included in long-term liabilities and has been included in due to related parties on the accompanying balance sheets, respectively.

At March 31, 2009 and December 31, 2008, the Company has recorded accrued interest relating to notes payable - related parties of $424,130 and $364,350, respectively, which have been included in due to related parties on the accompanying balance sheets.

For the three months ended March 31, 2009 and for the year ended December 31, 2008, a summary of activities in due to related parties is as follows:

	Assignment fee payable	Working capital advances	Accrued interest	Total
Balance - December 31, 2007	$966,198	34,072	61,208	1,061,478
Additions	-	682,179	299,036	981,215
Payments made	-	-	-	-
Foreign currency fluctuations	64,830	2,285	4,106	71,221
Balance - December 31, 2008	$1,031,028	718,536	364,350	2,113,914
Additions	-	-	59,322	59,322
Payments made	-	-	-	-
Foreign currency fluctuations	1,295	903	458	2,656
Balance - March 31, 2009	$1,032,323	719,439	424,130	2,175,892

NOTE 9 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS

On February 25, 2008 (“Closing Date”), the Company sold, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the “Purchase Agreement”) by and among the Company, Dr. Liu Zhongyi and Mrs. Song Zhenghong (the “Founders”), and accredited investors (each a “Purchaser” and collectively, the “Purchasers”), 5,747,118 shares of the Company’s series A convertible redeemable preferred stock (the “Preferred Stock”) and warrants (the “Warrants”) to purchase 2,873,553 shares of the Company’s common stock, in a private placement (the “February 2008 Private Placement”) pursuant to Regulation D under the Securities Act of 1933, for the aggregate purchase price of $5 million (the “Transaction”). Net proceeds, exclusive of expenses of the transaction were $4.6 million in cash, after the Company paid fees of approximately $469,000 in cash of which $400,000 was paid to Maxim Group, LLC, the placement agent for the Transaction. The Company recorded the approximately $796,000 in fees, of which $327,565 was related to value of the warrants granted to placement agent, as a deferred debt cost and amortized approximately $ 99,517 and $33,172 of the deferred cost during the three months ended at March 31, 2009 and 2008, respectively. The convertible redeemable preferred stock is deemed debt due to the mandatory redeemable feature of the preferred stocks.

The Company used $2,576,556 of the net proceeds of the Transaction to repay in full all of its outstanding principal obligations including accrued interest under the 14% Secured Convertible Notes due February 2008 and the Company has at contrary to use the remainder of the net proceeds for working capital and general corporate purposes.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

 NOTE 9 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

Each of these Preferred Shares is convertible  into one share of the Company’s common stock (as adjusted for stock splits, stock dividends, reclassification and the like), pays an 8% dividend annually, payable in additional Convertible Preferred Shares and  also pays any dividend to be paid on the common shares on an as-converted basis. Until May 25, 2010, the Preferred Shares may be redeemed at the option of the Purchasers at the redemption price of $0.87 per share (as adjusted for stock splits, stock dividends, reclassification and the like), and no other capital stock of the Company may be redeemable prior to the Preferred Shares. Holders of Preferred Shares may not convert Preferred Shares to common shares if the conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of Preferred Shares on not less than 61 days written notice to the Company.

The Warrants have an initial exercise price of $1.20 (subject to adjustment pursuant to the terms of the warrants), are exercisable for a period of five (5) years and may not be exercised  if exercise would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of the warrants on not less than 61 days written notice to the Company.

Other key provisions of the February 2008 Private Placement:

•
The Preferred Shares vote with the common stock on an as converted basis, except that the Preferred Shares are not entitled to vote for directors. The Company is prohibited from taking certain corporate actions, including, without limitation, issuing securities senior to the Preferred Shares, selling substantially all assets, repurchasing securities and declaring or paying dividends, without the approval of the holders of a majority of the Preferred Shares then outstanding.

•
The Company agreed to undertake to file a resale registration statement within 60 days following the Closing Date registering the maximum number of shares common stock issuable upon conversion of the Preferred Shares and exercise of  the warrants allowable under applicable federal securities regulations. If the Company was informed by the SEC that there were no comments to the registration statement, then the registration statement was required to be declared  effective within five (5) business days thereafter or on the 60th day after the filing date, whichever is sooner. If the SEC issued comments to the registration statement, then the registration statement was required to be declared effective by the 120th day after it was filed.  If the registration statement was not declared effective by the applicable date, the Company would be subject to liquidated damages, equal to 1% of the total conversion price and exercise price for the common stock being registered under the registration statement, for every 30-day period following the date that the registration statement should have been effective, prorated for any period less than 30 days, until either all of common shares registered under the registration statement have been sold or all such common shares may be sold in any three (3) month period pursuant to Rule 144 promulgated under the Securities Act, whichever is earlier. The Company must also pay the liquidated damages if sales cannot be made pursuant to the registration statement for any reason (excepting market conditions). The maximum amount of liquidated damages is $500,000.  The Company filed the resale registration statement on May 13, 2008 and received comments from the SEC.  The SEC declared the resale registration statement effective on July 25, 2008.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 9 - CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

•
The Founders delivered in the aggregate 7,500,000 shares of the Company’s common stock owned by them (the “Escrow Shares”) to an escrow account. Portions of the Escrow Shares are being held in escrow subject to the Company meeting certain net income targets in fiscal years 2007, 2008 and 2009. The $8.5 million net income target for 2007 was achieved; as was   95% of $13.8 million in net income target for 2008. The net income target for 2009 is 95% of $17.5 million of net income, both after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese Renminbi and US dollars used in the Company’s financial statements and an exchange rate of RMB 7.30 to USD 1.00. A portion of the Escrow Shares will be transferred to the Purchasers if the Company does not meet the earning targets, and released back to the Founders if the Company does; another portion of the Escrow Shares is being held in escrow subject to the Company listing on the NASDAQ Stock Market within 18 months following the Closing Date. These Escrow Shares will be transferred to the Purchasers if the listing is not completed within that time period, and released back to the Founders if it is. In addition, two-thirds of the Escrow Shares are held in escrow to ensure that the Purchasers receive their full redemption payments if they choose to redeem their Preferred Shares. If a Purchaser receives less than the full redemption amount for each Preferred Share being redeemed, the Purchaser will receive a number of Escrow Shares to make up the difference, based on the then-current market price of the common shares. Following the end of the redemption period, these Escrow Shares, less those transferred to any Purchasers that redeemed their Preferred Shares, will be released back to the Founders.

In connection with the issuance of the Preferred Shares and Warrants, the Company recorded a total debt discount of $ 2,310,263 to be amortized over the term of the Purchase Agreement. For the three months ended March 31, 2009 and 2008, amortization of debt discount amounted to $ 288,783 and $84,709, respectively, have been included in interest expense.

The Company classified the series A Convertible redeemable preferred stock as liability because of its mandatory redeemable feature according to SFAS 150.

On February 25, 2009, the Company issued 459,772 additional shares of Series A Preferred Stock to the holders of Series A Preferred Stock for the mandatory 8% annual dividends.

The series A convertible redeemable preferred stock on March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
Series A convertible redeemable preferred stock	$5,400,000	$5,000,000
Less: unamortized discount	(1,058,876)	1,347,659
Series A convertible redeemable preferred stock, net	$4,341,124	$3,652,341

NOTE 10 – TAXES PAYABLE

Value Added Tax Payable

The Company is subject to value added tax ("VAT") for manufacturing products. The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid value added taxes ("VAT") based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 10 – TAXES PAYABLE (Continued)

Value Added Tax Payable (continued)

deficient. According to the PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. At March 31, 2009 and December 31, 2008, the Company accrued $1,716,963 and $5,015,908, respectively, of unpaid value-added taxes.

Income tax payable

Prior to January 1, 2008, companies established in the PRC were generally subject to an enterprise income tax ("EIT") rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and Foreign Interest Enterprises (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning on January 1, 2008.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%. Beijing Liang Fang was subject to 25% income tax rate since January 1, 2009.

Taxes payable are as follows:
	March 31, 2009	December 31, 2008
	(Unaudited)
Value added taxes	$1,716,963	$5,015,908
Income taxes	74,738	-
Other taxes	202,687	-
Total	$1,994,388	$5,015,908

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 11 -SHAREHOLDERS’ EQUITY

Common Stock

In February 2009, the Company issued 842,308 shares of common stock to Mr. Liu Zhongyi, Chairman and CEO of the Company, for his services rendered through December 31, 2008 as the Company’s chief executive officer. The stock was valued at the fair value of $0.26 per share on the grant date.

In February 2009, the Company issued 67,308 shares of common stock to Adam Wasserman (former CFO) using a fair value of $0.26 per share on the grant date for his services rendered through December 31, 2008 as the Company’s chief financial officer.

In February 2009, the Company issued 48,077 shares of common stock to Mel Rothberg using a fair value of $0.26 per share on the grant date for his services as an independent director from January 1, 2008 to April 15, 2008 and consulting services rendered through November 30, 2008.

Statutory Reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC ("PRC GAAP"). Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The discretionary surplus fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company's Board of Directors decided not to make an appropriation to this reserve for fiscal year 2009.

Pursuant to the Company's articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. For the three months ended March 31, 2009 and 2008, the Company appropriated to the statutory surplus reserve in the amount of $416,645 and $156,851, respectively.

Stock warrants issued, terminated/forfeited and outstanding during the three months ended March 31, 2009 (unaudited) are as follows:
	Shares	Average Exercise price per share
Warrants outstanding on December 31, 2008	5,166,999	$1.13
Warrants issued	-	-
Warrants terminated/forfeited	-	-
Warrants exercised	-	-
Warrants outstanding on March 31, 2009	5,166,999	$1.13

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 12 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  In the three months ended March 31, 2009 and 2008, the Company operated in two reportable business segments - (1) the manufacture and distribution of pharmaceutical products and examination of other companies’ products and (2) the retailing of traditional and Chinese medicines and supplies through ten drug stores located in Beijing China and other ancillary revenues generated from retail location such as advertising income and rental income. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended March 31, 2009 and 2008 is as follows:

For the three months ended March 31, 2009	Wholesale and third-party manufacturing and examination	Retail operations	Rent and advertising	Unallocated	Total
Net revenues	$9,488,971	2,137,188	198,128	-	11,824,287
Cost of sales	3,665,352	1,509,909	10,897	-	5,186,158
Operating expenses	-	-	-	2,449,005	2,449,005
Other expense (income)	-	-	-	546,295	546,295
Income tax	-	-	-	74,727	74,727
Net income	$5,823,619	627,279	187,231	(3,070,027)	3,568,102

For the three months ended March 31, 2008	Wholesale and third-party manufacturing and examination	Retail operations	Rent and advertising	Unallocated	Total
Net revenues	$9,512,895	2,016,547	179,735	-	11,709,177
Cost of sales	6,558,497	1,209,928	-	-	7,768,425
Operating expenses	-	-	-	2,458,979	2,458,979
Other expense (income)	-	-	-	485,674	485,674
Income tax	-	-	-	-	-
Net income	$2,954,398	806,619	179,735	(2,944,653)	996,099

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 12 - SEGMENT INFORMATION (Continued)

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

Technology Transfer Agreement

In April 2008, one of the Company’s affiliates, En Ze Jia Shi, entered into a Technology Transfer Agreement with Dong Guan Kai Fa Biological Medicine LTD (“Dong Guan”) pursuant to which Dong Guan agreed to transfer the technology material, new medicine research and rights to the Chinese patent of the anti-asthma new medicine R-BM to En Ze Jia Shi on an exclusive basis in exchange for a transfer technology fee of approximately $7 million (RMB 48 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

•	complete the filing with the Chinese State Food and Drug Administration (SFDA) of the medicine’s clinical research ratification document,

•	complete the clinical research,

•	complete the medicine’s trial production, and

•	provide raw materials and formulation related documentation and apply for the new medicine certification and production approval.

 In addition to the payment of the technology transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at $2.3 million (RMB 16 million). Lotus East intends to use its working capital to fund the project costs.

Dong Guan is responsible for preparing and transferring the clinical research and application documents as well as assisting En Ze Jia Shi in the completing the clinical research and applying for the new medicine certification and production approval documents.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

•	Approximately $1.46 million (RMB 10 million) is due by the 15th business day after the medicine’s Phase I clinical study is completed and ratification from the SFDA is obtained, and

•	Approximately $2.92 million (RMB 20 million) is due by the 10th business day after the medicine’s Phase II clinical study is completed and ratification from the SFDA is obtained.

En Ze Jia Shi paid Dong Guan a deposit of approximately $2.92 million (RMB 20 million) in April 2008 which is to be returned to En Ze Jia Shi within 10 days after the transfer technology fee is fully paid. In the event Dong Guan should be unable to timely return the deposit, it will pay En Ze Jia Shi a late fee and En Ze Jia Shi is entitled to damages for Dong Guan’s failure to timely return the deposit.

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia Shi has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia Shi guaranteed that the grant monies will be shared equally by both parties. As of March 31, 2009, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia Shi should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

New Manufacturing Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District in Inner Mongolia. The new facility, which will be comprised approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s current manufacturing capacity. The Company was subsequently granted the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters). The new facility, which will manufacture medical injection products, including 0.9% physiological saline injection, hydroxyethyl starch 130/0.4 injection and hydroxyethyl starch 200/0.5 injection, Qiang Yi Ji starch, a medical corn starch commonly known as O-2-hydeoxyethyl starch, dextran and additional pharmaceuticals, will require a total investment of RMB 623.66 million, or approximately $91 million. The construction began on the project in August 2008 and the Company anticipates that it will take between 12 to 30 months to complete the construction. As of March 31, 2009, the Company has incurred approximately $3.3 million related to this project and the amount has been included as construction in progress in the consolidated financial statements.

Included in the total cost of the project is land cost of approximately $32.7 million (RMB 223.66 million) which was paid off to Cha You. Other components of the project include construction costs of approximately $17.5 million (RMB 120 million) costs associated with the various production lines estimated at approximately $33.6 million (RMB 230 million) and working capital of approximately $7.3 million (RMB 50 million).

 Liang Fang intends to use its present working capital together with bank loans and government grants to fund the project. The funds are required to be invested over the next 15 months under a specified schedule ending in December 2010. As of March 31, 2009, Liang Fang has paid approximately $36 million (approximately RMB 246.5 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from those third party sources.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 14 - OPERATING RISK

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

(c) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC.  Additionally PRC allows a Chinese corporation to be owned by a United States corporation.  If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries and controlled entities could be affected.

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

In May 2008, the Financial Accounting Standards Board (FASB”) issued FASB Staff Position (FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

Results of Operations

For the Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Total Net Revenues

Total revenues for the three months ended March 31, 2009 were $11,824,287 as compared to total revenues of $11,709,177 for the three months ended March 31, 2008, an increase of $115,110 or approximately 0.98%. For the three months ended March 31, 2009 and 2008, net revenues consisted of the following:

	2009	2008
	(Unaudited)	(Unaudited)
Wholesale	$8,940,405	$8,437,298
Retail	2,137,188	2,016,547
Other revenues	$746,694	$1,255,332
Total	11,824,287	11,709,177

•
For the three months ended March 31, 2009, wholesale revenues increased by $503,107 or 5.96%. For the three months ended March 31, 2009, While the unit price sold for our wholesale drugs decreased by an average of approximately 38% compared to the three months ended March 31, 2008, the increase in the total wholesale revenue was primarily attributable to the increase by approximately 67% of our wholesale quantities compared to three months ended March 31, 2008. For our long term growth perspective and the purpose to incentivize our distributors, we lowered our average wholesale drugs price in a planned way. The significant increase in tangible product revenues is mainly attributed to strong sales in Valsartan Capsules, Brimonidine Tartrate Eye Drops and Octreotide Acetate Injection. The increase in revenue was offset by the decrease in sales in Levofloxacin Lactate for Injection, Recombinant Human Granulocyte Colony Stimulating Factor Injection and Deproteinized Calfblood Extractives Injection. The significant increased sales in Valsartan Capsules and Brimonidine Tartrate Eye Drops were primarily due to our strong sales effort on promoting this drug. The substantial increased sales in Octreotide Acetate Injection were attributable to our acquirement of the drug’s distribution channels, including sales representatives, in phases by purchase of the drug’s certificate and intellectual property right. In December 2008, we entered into a new drug certificate and intellectual property right transfer contract with Beijing Yipuan Bio-Medical Technology, Co., Ltd. related to the drug of Octreotide Acetate Injection. Octreotide Acetate Injection is a highly effective and stable octreotide acetate injection solution and used to treat the symptoms of gastric ulcers and hemorrhages of the upper digestive tract. We paid off the purchase amount in first quarter of fiscal 2009. So, we own all intellectual property rights associated with the drug. In late 2007, we obtained exclusive distribution rights from a third party Beijing based pharmaceutical company for four drugs: Octreotide Acetate Injection, Recombinant Human Erythropoietin Injection, Recombinant Human Granulocyte Colony-stimulating Factor Injection, and Recombinant Human Interleukin-2 for Injection. In 2008, we obtained exclusive distribution rights for Cervus and Cucumis Polypeptide Injection. Additionally, we also strengthen our relationships with the several large drug manufacturers in 2008. As a result, we experienced a significant increase in our third party manufactured drug sales during the three months ended March 31, 2009. As majority of our wholesale products are prescription drugs that are in demand by patients in China, we believe the demand for our wholesale products will not be impacted by the overall softening economy. We expect the sales will continue to have steady growth in our rest fiscal year of 2009.

•
For the three months ended March 31, 2009, retail revenues increased by $120,641 or 5.98%. The increase is attributable to our continuous efforts to diversify products carried by our retail stores to provide more varieties as well as better quality products and the favorable RMB currency appreciation which converted our revenue in RMB into higher US dollar amounts. As a result, our retail revenue increased. We expect our retail revenue will stably increase in our rest fiscal year of 2009.

•	For the three months ended March 31, 2009, other revenues decreased by $508,638 or 40.52%. The decrease in other revenues is attributed to the following:

	2009	2008
	(Unaudited)	(Unaudited)
Leasing revenues	$198,128	$179,523
Third-party manufacturing	513,651	908,890
Advertising revenues	-	212
Research and development and lab testing services	34,915	166,707
Total other revenues	$746,694	$1,255,332

•
We sublease certain portion our retail stores and counter spaces to various other vendors and generate leasing revenue. The leasing revenue remained materially consistent with prior year same period. The slight increase was primarily due to the favorable RMB currency appreciation which converted our revenue in RMB into higher US dollar amounts. We expect our leasing revenue to remain flat in the remaining part of the 2009 fiscal year.

•
For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. We had less large manufacturing contracts during the three months ended March 31, 2009 as the demand for the third-party manufacturing decreased as compared to the same period in 2008. Many of our prior customers built their own facilities and can manufacture their products at lower costs in their own factories. As a result, our third-party manufacturing revenue decreased. We anticipate the third-party manufacturing revenue will continue to decrease in the remaining part of fiscal 2009 as we do not expect to have new customers with large third party manufacturing contracts.

•
We receive advertising fee for the lease of counter and other space at our retail locations in Beijing. We do not have any advertising revenue during the three months ended March 31, 2009. Because the local government tightens the advertising rules and regulations in the pharmaceutical industry, we do not anticipate signing any advertisement contracts in the near future.

•
We performed research and development and lab testing projects for various third parties and performed drug testing and analysis. We preformed less R&D testing services and drug testing and analysis work for third parties during the three months ended March 31, 2009 as compared to the same period in 2008. Some of our historical customers for these services purchased relative machinery and they can do similar R&D and lab testing in their own labs at a lower price and decided not to use our services in 2009. We expect the revenue from R&D and lab testing will maintain at its current level with minimal growth in the remaining part of 2009 fiscal year.

Cost of Sales

Cost of sales includes raw materials, packing materials, direct labor, manufacturing costs, which includes allocated portion of overhead expenses such as Labor fee, utilities and depreciation directly related to product production, and related taxes. For the three months ended March 31, 2009, cost of sales amounted to $5,186,158 or approximately 44% of total net revenues as compared to cost of sales of $7,768,425 or approximately 66% of total net revenues for the three months ended March 31, 2008. The decrease in cost of sales as a percentage of total net revenue was primarily due to better purchase pricing management and more efficient production cost controls.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $6,638,129 or 56% of total net revenues, as compared to $3,940,752 or 34% of total net revenues for the three months ended March 31, 2008. The increase in gross profit was attributable to the decrease in cost of sales as a percentage of revenue. The decrease in cost of sales as a percentage of revenue was primarily contributed to better managed raw material and third party manufactured finished goods purchase prices and more efficient control in labor fees. Although we recognized higher than average gross profits during the three months ended March 31, 2009, there could be no assurance that we will continue to recognize similar gross profit margin in the future.

Operating Expenses

Total operating expenses for the three months ended March 31, 2009 were $2,449,005, a decrease of $9,974 or 0.41% from total operating expenses in the three months ended March 31, 2008 of $2,458,979. This decrease included the following:

For the three months ended March 31, 2009, selling expenses amounted to $1,701,799 as compared to $1,122,337 for the three months ended March 31, 2008, an increase of $579,462 or 51.63% from the comparable period in fiscal 2008. This increase is primarily attributable to the increase of our sales revenues and the improvement of our collections on accounts receivables and cash flows. In order to generate sufficient cash to meet our near term capital commitments such as new manufacture plant construction project, purchase of new drug certificate and intellectual property right of Octreotide Acetate Injection and acquiring Chinese Class I drug patent, management incentivized our sales and collection personnel’s performance. We expect our selling expenses to increase as our revenues increase and expect to spend increased funds on advertising and promotion of our products.

For the three months ended March 31, 2009, we do not have any research and development costs. So, as compared to $710,225 for the three months ended March 31, 2008, a decrease of $710,225 or 100% from the comparable period in 2008. In late 2007, we entered into several research and development agreements with third parties for the design, research and development of designated pharmaceutical projects. We fulfilled these research and development agreements on June 30, 2008. We did not enter into any new research and development agreement in the second half of fiscal 2008 and in the first quarter of fiscal 2009. As a result, expenses related to research and development project is zero during the three months ended March 31, 2009.

For the three months ended March 31, 2009, general and administrative expenses were $747,206 as compared to $626,417 for the three months ended March 31, 2008, an increase of $120,789 or 19.28% from the comparable period in fiscal 2008.  These changes are summarized below:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Salaries and related benefits	$172,100	$269,468
Amortization and depreciation expenses	242,692	57,826
Rent	75,355	51,168
Travel and entertainment	165,651	19,762
Professional fees	41,709	39,980
Other	49,699	188,213
Total	$747,206	$626,417

The changes in these expenses from the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 included the following:

•
Salaries and related benefits decreased $97,368 or 36.13% primarily due to a decrease in bonuses paid to administrative personnel. We continue our efforts to control corporate spending. As a result, the salaries and related benefits costs decreased accordingly.

•
Depreciation on our fixed assets and amortization of our intangible assets increased by $184,866 or approximately 319.69% which is primarily attributable to the purchase of new intangible assets in the first quarter of fiscal 2009.

•	Rent increased by $24,187 or approximately 47.27% which is primarily attributable to the RMB currency appreciation which converted our rent expenses in RMB into higher US dollar amounts.

•
Travel and entertainment expenses increased by $145,889 or 738.23% which is primarily attributable to the increased spending in our travel in order to more efficiently manage our business and increased entertainment expenditure to enhance our visibility.

•	Professional fees increased $1,729 or 4.33% due to the RMB currency appreciation which converted our professional fees in RMB into higher US dollar amounts.

•
Other general and administrative expenses, which includes postage, office expenses, other management fees, officers’ car insurance and meeting expenses, decreased by $138,514 or approximately 73.59% reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from Operations

We reported income from operations of $4,189,124 for the three months ended March 31, 2009 as compared to income from operations of $1,481,773 for the three months ended March 31, 2008, an increase of $2,707,351 or approximately 182.71%.

Other Expense

For the three months ended March 31, 2009, total other expense amounted to $546,295 as compared to other expense of $485,674 for the three months ended March 31, 2008, an increase of $60,621 or 12.48% from the comparable period in 2008. This change is primarily attributable to:

•
For the three months ended March 31, 2009, our debt issuance costs of $99,517 compared to $62,886 for the three months ended March 31, 2008, an increase of $36,631 or approximately 58.25%, due to the debt issuance costs on our February 2008 funding for which we began our amortization in March 2008.

•
For the three months ended March 31, 2009, we recorded interest income of $1,319 as compared to $561 for the three months ended March 31, 2008, an increase of $758 or 135.12% which is primarily attributable to the favorable RMB currency appreciation which converted our interest income in RMB into higher US dollar amounts.

•
For the three months ended March 31, 2009, interest expense was $448,097 as compared to $423,349 for the three months ended March 31, 2008, an increase of $24,748 or 5.85% which is primarily attributable to our February 2008 financing for which we began our amortization of the debt discount and to accrue the dividend on preferred stock in March 2008.

NET INCOME, OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

As a result of these factors, we reported net income of $3,568,102 for the three months ended March 31, 2009 as compared to net income of $996,099 for the three months ended March 31, 2008. This translates to basic and diluted net income per common share of $0.08, $0.07 and $0.02, $0.02 for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, our unrealized gain on foreign currency translation of $62,111, a decrease of $1,392,092, or approximately 95.73%, from the same period in 2008. We report in U.S. dollars, but the functional currency of Lotus East is the RMB. Translation adjustments result from the process of translating the local currency financial statements into U.S. dollars, with the average translation rates applied to our income statement of 6.84659 RMB to $1.00 during the three months ended March 31, 2009. As a result of this non-cash gain, we reported comprehensive income of $3,630,213 for the three months ended March 31, 2009 as compared to $2,450,302 for the same period in 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At March 31, 2009, we had a cash balance of $1,228,769. These funds are located in financial institutions located as follows:

China	$1,228,346
USA	423
Total	$1,228,769

             Our working capital position decreased $6,585,900 to $ (2,163,717) at March 31, 2009 from $4,422,183 at December 31, 2008. This decrease in working capital is primarily attributable to a decrease in accounts receivable net of allowance of approximately $4.74 million, a decrease in other receivable- related party of approximately $2.03 million, a decrease in accounts payable and accrued expenses of approximately $1.31 million, a decrease in taxes payable of approximately $3.02 million, an increase in other receivable-employee of approximately $0.73 million, an increase in unearned revenue of approximately $0.23 million and an increase in due to related parties of approximately $0.13 million.

At March 31, 2009, our accounts receivable, net of allowance for doubtful accounts, was $1,395,054 as compared to $6,132,912 at December 31, 2008, a decrease of $4,737,858. The decrease was primarily due to our strong collection effort which significantly improved our accounts receivable aging days. We expect our accounts receivable will maintain at the current level.

At March 31, 2009, we have an other receivable-employee of $730,396. This is a loan made to our employee. In May 2009, the employee paid back the money to the Company. We did not have any other receivable-employee on December 31, 2008.

At March 31, 2009, our other receivable- related party was $0 as compared to $2,027,954 at December 31, 2008, a decrease of $2,027,954. The decrease was attributable to one loan made to our CEO to register a subsidiary in Inner Mongolia. After a few days, in January 2009, our CEO paid back the money to the Company.

At March 31, 2009, our inventories of raw materials, work in progress, packaging materials, finished goods and reserve for obsolete inventories totaled $3,726,128, a decrease of approximately $61,674 from December 31, 2008. Included in this change were a decrease of $589,397 in raw materials and a decrease of $2,097 in packing materials offset by increase in finished goods of $529,820. We expect to maintain slight higher raw materials, packaging materials and finished goods inventory levels to accommodate for anticipated future sales growth and productions.

             At March 31, 2009, we have a prepaid expenses and other assets of $77,380 as compared to $121,274 at March 31, 2008, a decrease of $43,894. The decrease was primarily due to the completion of our research and development contracts which were recorded as a prepayment on March 31, 2008 and we did not have similar research and development contract prepayments on March 31, 2009.

             At March 31, 2009, we have a deferred debt cost of $364,894 as compared to $464,411 at December 31, 2008, a decrease of $ 99,517. The decrease was primarily attributed to the issuance of the series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the company’s common stock in February 2008 financing. We recorded a total deferred debt cost of $796,133 and amortized it began March 2008.

 At March 31, 2009, we have a deposit on patent of $2,921,585 as compared to $2,917,919 at December 31, 2008, an increase of $3,666. We made the deposit on patent in order to acquire a new Chinese Class I anti-asthma medicine drug patent in accordance with a technology transfer agreement the Company entered into in April 2008. The increase is attributable to the favorable RMB currency appreciation which converted our deposit on patent in RMB into higher US dollar amounts.

At March 31, 2009, we have an installments on intangible assets of $35,301,508 as compared to $38,175,134 at December 31, 2008, a decrease of $2,873,626. The decrease was primarily attributable to the transfer of our installments in a new drug certificate and intellectual property right-- Yipubishan (common name: Octreotide Acetate Injection) to intangible assets.

At March 31, 2009, we have an intangible assets, net of accumulated amortization, of $8,885,346 as compared to $1,231,730 at December 31, 2008, an increase of $7,653,616. The increase was primarily attributable to purchase of a new drug certificate and intellectual property right.

 At March 31, 2009, we have an accounts payable and accrued expenses of $856,345 as compared to $2,170,165 at December 31, 2008, a decrease of $1,313,820. The decrease was primarily attributed to the decrease in payables for construction in progress for our new facility in Inner Mongolia.

 At March 31, 2009, we have a taxes payable of $1,994,388 as compared to $5,015,908 at December 31, 2008, a decrease of $3,021,520. The decrease in the taxes payable is primarily due to our payments for accrued unpaid taxes made to taxes authority in China.

 Our balance sheet at March 31, 2009, also reflects a balance due to related parties of $2,175,892 which was a working capital advance made to us by our president, vice-president and an officer of the Company and a Board member as well as an amount payable of approximately $1 million related to an assignment agreement as discussed elsewhere in this report. These advances are non-interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

              At March 31, 2009, we have a series A convertible redeemable preferred stock of $4,341,124 as compared to $3,652,341 at December 31, 2008, an increase of $688,783. The increase was primarily attributed to the amortization of discount on convertible redeemable preferred stock of $288,783 and the issued additional convertible redeemable preferred stock of $400,000 as dividend.

                Our balance sheet at March 31, 2009 also reflects notes payable to related parties of approximately $5 million due on December 30, 2015 which is a working capital loan made to us in December 31, 2005 by the Company’s Chief Executive Officer, two employees of the Company and a Board member. These loans bear a variable annual interest at 80% of current bank rate and are unsecured. During the three months ended March 31, 2009, we did not repay any portion of these loan balances.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets at March 31, 2009 and December 31, 2008 and does necessarily reflect changes in assets and liabilities reflected on our cash flow statement, which we use the average foreign exchange rate during the period to calculate these changes.

              Net cash provided by operating activities for the three months ended March 31, 2009 was $7,008,339 as compared to net cash used in operating activities of $3,610,250 for the three months ended March 31, 2008. For the three months ended March 31, 2009, net cash provided by operating activities was attributable primarily to decrease in accounts receivable of $4,744,877, decrease in inventories of $66,423, decrease in prepaid expenses and other current assets of $1,329,083 and increase in unearned revenue of $228,143 and the add back of net income of $3,568,102, depreciation and amortization of $362,467, amortization of debt issuance costs of  $99,517, amortization of discount on convertible redeemable preferred stock of $288,783, amortization of prepaid expense attributable to warrants of $14,849 offset by decrease in accounts payable and accrued expenses of $666,522 and decrease in taxes payable of $3,027,383. For the three months ended March 31, 2008, net cash used in operating activities was attributable primarily to increase in accounts receivable of $115,927, increase in inventories of $3,161,360, increase in prepaid expenses and other current assets of $2,012,656, decrease in accounts payable and accrued expenses of $98,515 and decrease in advances from customers of $35,197 and the add back of net income of $996,099,  depreciation and amortization of $148,884, amortization of debt issuance costs of $62,512 and amortization of debt discount of $208,355 and amortization of discount on convertible redeemable preferred stock of $84,709, increase in allowance for doubtful accounts and sales return of $53,305, offset by increase in taxes payable of $41,792 and increase in unearned revenue of $217,749.

Net cash used in investing activities for the three months ended March 31, 2009 amounted to $7,119,219. For the three months ended March 31, 2009, net cash used in investing activities was attributable to the purchase of intangible assets of $7,887,138 and the purchase of property and equipment of $2,153,243 offset by the decrease in installments on intangible assets of $2,921,162. Net cash used in investing activities for the three months ended March 31, 2008 amounted to $0.

Net cash provided by financing activities was $59,314 for the three months ended March 31, 2009 and was attributable to the proceeds from related party advances of $59,314. Net cash provided by financing activities was $2,368,814 for the three months ended March 31, 2008 and was attributable to the receipt of net proceeds of $5,000,000 from our private financing and proceeds from related party advances of $357,382 offset by payments on convertible debt of $2,520,000 and debt issuance costs of $468,568.

We reported a net decrease in cash for the three months ended March 31, 2009 of $50,039 as compared to a net decrease in cash of $968,580 for the three months ended March 31, 2008.

In 2007, we made advanced approximately $2 million to Lotus East which it used as working capital.  We obtained the funds to make the loan out of the net proceeds received from the sale of $3 million principal amount our convertible debt in February 2008.  These advances are unsecured and interest free. During the first quarter of 2008, we used a portion of the proceeds from the sale of Preferred Shares to satisfy these notes, lent Lotus East an additional $1.6 million and retained the balance to fund our operating expenses. We have no operations other than the Contractual Arrangements with Lotus East and, accordingly, we are dependent upon the quarterly service fees due us to provide cash to pay our operating expenses. Such payments have not been tendered to us and those funds are being retained by Lotus East to fund their operations. At March 31, 2009, Lotus East owned us approximately $21.96 million for such fees and we do not know when such funds will be paid to us. Our CEO is also the CEO and principal shareholder of Lotus East. Accordingly, we are solely reliant upon his judgment to ensure that the funds advanced to Lotus East are repaid to us. If these funds should not be repaid, or if Lotus East use the funds for options and not pay the quarterly service fee due us under the Contractual Arrangement, it is possible that we will not have sufficient funds to pay our operating expenses in future periods.

Other than our existing cash we presently have no other alternative source of working capital. We believe that our working capital may not be sufficient to fund our current operations for the next 12 months and we estimate that we will require additional working capital of at least $350,000 to fund our current operations for the next 12 months. Lotus East has historically funded its capital expenditures from their working capital and has advised us that they believe this capital is sufficient for their current needs. Lotus East has contractual commitments for approximately $62.81 million related to a Technology Transfer Agreement and the construction of the new manufacturing facility.  While it intends to fund the costs associated with the Technology Transfer Agreement and a portion of the construction of the new manufacturing facility with its existing working capital, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. In addition, its ability to fully fund the costs associated with the new manufacturing facility is materially dependent upon its ability to secured bank financing and/or government grants. As the banking industry is tightening the credit/lending policy, we expect the bank financing will become more challenging and the time to obtain the bank funding might be longer than expected. Although the Chinese government has recently announced an economic simulation plan, there is no guarantee that we will successfully be awarded the government grant. As it has no firm commitments for either, while its management believes the company will be successful in securing the necessary funding through its increasing revenue, quicker collections on receivables, current discussions with various commercial banks there are no assurances the funding will be available in the amounts or at the time required to meet Liang Fang's commitment.  In the event Lotus East is not successful in obtaining the funds it needs for the Technology Transfer Agreement, it is possible that it could default under the terms of the agreement and forfeit any funds paid to date.  If Lotus East is not successful in obtaining all of the funding necessary to complete the construction of the new facility, which is estimated to be approximately $58 million, it would get back approximately $36,009,000 spent to date, including the $32,672,081 for the deposit on the land use rights which is refundable if the Chinese local government would not grant it land use rights certificate.

However, the ability of Lotus East to raise any significant capital to expand their operations is very limited. We believe that it is in our best long term interests to assist Lotus East in their growth plans. Accordingly, it is likely that we will seek to raise working capital not only for our operating expense but also to provide capital to Lotus East for these projects as well as providing working capital necessary for its ongoing operations and obligations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company, particularly given the current conditions in the capital markets. If we are unable to raise capital as necessary for our operations, and we were no longer able to timely file our reports with the Securities and Exchange Commission, our common stock would no longer be eligible for quotation on the OTC Bulletin Board. In this event (i) the ability of our stockholders to liquidate their investment in our company would be adversely impacted and (ii) would could be deemed to have defaulted on our obligations under various agreements we are a party to with the purchasers of our Preferred Shares.

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

The following tables summarize our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.
	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Series A convertible redeemable preferred stock	$5,400,000	$5,400,000	$-	$-	$-
Related parties indebtedness	$7,238,695	$1,715,742	$460,150	$-	$5,062,803
Patent purchase obligations	$4,382,377	$1,460,792	$2,921,585	$-	$-
Construction obligations	$58,431,693	$17,529,508	$40,902,185	$-	$-
Total contractual obligations	$75,452,765	$26,106,042	$44,283,920	$-	$5,062,803

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

Item 4T.              Controls and Procedures.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of March 31, 2009, due to material weaknesses that we identified in internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K).

Remediation Measures of Material Weaknesses

We have implemented, or plan to implement, the measures described below under the supervision and guidance of our management to remediate the control deficiencies identified in the Form 10-K and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to, the following initiatives, which have been implemented, or are in the process of implementation, as of the date of filing of this interim report:

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

4.	We plan on significantly increasing the level of communication and interaction among our China management, independent auditors, our directors of the Board, and other external advisors.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lotus Pharmaceuticals, Inc.

Date: May 15, 2009	By:	/s/ Liu Zhong Yi
Liu Zhong Yi
Chief Executive Officer and President, principal executive officer

Date: May 15, 2009	By:	/s/ Yan Zeng
Yan Zeng
Chief Financial Officer, principal financial and accounting officer