Form 10-Q
period 2009-06-30
Lotus Pharmaceuticals, Inc.
filed 2009-08-14
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Yes ☐  No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 43,952,889 shares of common stock are issued and outstanding as of August 14, 2009.

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

OTHER PERTINENT INFORMATION

We maintain a web site at www.lotuspharma.com. Information on this web site is not a part of this report.

CERTAIN DEFINED TERMS USED IN THIS REPORT

Unless specifically set forth to the contrary, when used in this report the terms:

•	“Lotus,” “we,” “us,” “our,” the “Company,” and similar terms refer to Lotus Pharmaceuticals, Inc., a Nevada corporation formerly known as S.E. Asia Trading Company, Inc., and its subsidiary,

•	“Lotus International” refers to Lotus Pharmaceutical International, Inc., a Nevada corporation and a subsidiary of Lotus,

•	“Lotus Century” refers to Lotus Century Pharmaceutical (Beijing) Technology co., Ltd., a wholly foreign-owned enterprise (WFOE) Chinese company which is a subsidiary of Lotus,

•	“Liang Fang” refers to Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company formed on June 21, 2000 and an affiliate of En Ze Jia Shi,

•	“En Ze Jia Shi” refers to Beijing En Ze Jia Shi Pharmaceutical Co., Ltd., a Chinese limited liability company formed on September 17, 1999 and an affiliate of Liang Fang,

•	“Lotus East” collectively refers to Liang Fang and En Ze Jia Shi,

•	“Consulting Services Agreements” refers to the Consulting Services Agreements dated September 20, 2006 between Lotus and Lotus East.

•	“Operating Agreements” refers to the Operating Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Equity Pledge Agreements” refers to the Equity Pledge Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Option Agreements” refers to the Option Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Proxy Agreements” refers to the Proxy Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Contractual Arrangements” collectively refers to the Consulting Services Agreements, Operating Agreements, Equity Pledge Agreements, Option Agreements and the Proxy Agreements,

•	“SFDA” refers to The State Food and Drug Administration,
•	“China” or the “PRC” refers to the People’s Republic of China, and

•	“RMB” refers to the renminbi which is the currency of mainland PRC of which the yuan is the principal currency.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,830,366	$1,278,808
Accounts receivable, net of allowance for doubtful accounts	2,133,871	6,132,912
Other receivable	16,120	15,757
Other receivable-related party	—	2,027,954
Inventories, net of reserve for obsolete inventory	2,775,382	3,787,802
Prepaid expenses and other assets	45,429	121,274
Deferred debt costs	265,378	398,067

Total Current Assets	7,066,546	13,762,574

PROPERTY AND EQUIPMENT - Net	14,770,393	7,554,817

OTHER ASSETS
Deposit on patent right	2,921,926	2,917,919
Installments on intangible assets	38,958,041	38,175,134
Intangible assets, net of accumulated amortization	8,650,147	1,231,730
Deferred debt costs	—	66,344

Total Assets	$72,367,053	$63,708,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$224,050	$895,283
Other payables	1,400,382	1,274,882
Taxes payable	4,159,405	5,015,908
Unearned revenue	711,250	565,629
Due to related parties	1,841,015	1,588,689
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 6,034,477 and 5,747,118 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively, net	4,503,010	—

Total Current Liabilities	12,839,112	9,340,391

LONG-TERM LIABILITIES:
Due to related parties	394,460	525,225
Notes payable - related parties	5,063,395	5,056,451
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 6,034,477 and 5,747,118 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively, net	—	3,652,341

Total Liabilities	18,296,967	18,574,408

STOCKHOLDERS’ EQUITY:
Common stock ($.001 par value; 200,000,000 shares authorized; 43,952,889 and 42,420,239 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	43,953	42,420
Additional paid-in capital	12,070,182	11,554,381
Statutory reserves	4,703,821	3,750,529
Retained earnings	32,957,880	25,557,537
Accumulated other comprehensive income	4,294,250	4,229,243

Total stockholders’ Equity	54,070,086	45,134,110

Total Liabilities and Stockholders’ Equity	$72,367,053	$63,708,518

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET REVENUES:
Wholesale	$10,673,718	$14,235,345	$19,614,123	$22,672,643
Retail	2,759,419	3,644,530	4,896,607	5,661,077
Other revenues	198,592	1,505,737	945,286	2,761,069

Total Net Revenues	13,631,729	19,385,612	25,456,016	31,094,789

COST OF SALES	5,743,166	9,696,718	10,929,324	17,465,143

GROSS PROFIT	7,888,563	9,688,894	14,526,692	13,629,646

OPERATING EXPENSES:
Selling expenses	1,801,235	5,875,549	3,503,034	6,997,886
Research and development	—	471,243	—	1,181,468
General and administrative	769,103	542,043	1,516,309	1,168,460

Total Operating Expenses	2,570,338	6,888,835	5,019,343	9,347,814

INCOME FROM OPERATIONS	5,318,225	2,800,059	9,507,349	4,281,832

OTHER INCOME (EXPENSE):
Debt issuance costs	(99,516)	(99,517)	(199,033)	(162,403)
Interest income	44,793	2,027	46,112	2,588
Interest expense	(470,551)	(522,660)	(918,648)	(946,009)

Total Other Income (Expense)	(525,274)	(620,150)	(1,071,569)	(1,105,824)

INCOME BEFORE INCOME TAXES	4,792,951	2,179,909	8,435,780	3,176,008

INCOME TAXES	7,418	—	82,145	—

NET INCOME	$4,785,533	$2,179,909	$8,353,635	$3,176,008

COMPREHENSIVE INCOME:
NET INCOME	4,785,533	2,179,909	8,353,635	3,176,008

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	2,896	1,587,538	65,007	3,041,741

COMPREHENSIVE INCOME	$4,788,429	$3,767,447	$8,418,642	$6,217,749

NET INCOME PER COMMON SHARE:
Basic	$0.11	$0.05	$0.19	$0.08
Diluted	$0.10	$0.05	$0.17	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	43,527,669	42,352,139	43,289,189	42,194,048
Diluted	49,562,146	48,099,257	49,183,956	47,941,166

See notes to unaudited consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,353,635	$3,176,008
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	725,308	307,713
Amortization of deferred debt issuance costs	199,033	162,029
Amortization of debt discount	—	208,355
Amortization of discount on convertible redeemable preferred stock	600,669	338,838
Amortization of prepaid expense attributable to warrants	14,849	—
Stock-based compensation	109,334	270,245
Warrants revaluation	—	74,593
Decrease in allowance for doubtful accounts and sales returns	—	(14,101)
Recognition of unearned revenue	(396,450)	—
Changes in assets and liabilities:
Accounts receivable	4,008,383	946,083
Inventories	1,017,856	(3,358,488)
Prepaid expenses and other current assets	2,101,008	986,132
Accounts payable and accrued expenses	(22,506)	224,627
Other current payables	(169,743)	—
Taxes payable	(863,589)	1,381,155
Unearned revenue	541,327	39,086
Due to related parties	118,685	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,337,799	4,742,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on patent right	—	(2,827,814)
Payment on intangible assets	(8,621,660)	(5,862,059)
Purchase of property and equipment	(7,166,057)	(217,982)

NET CASH (USED IN) INVESTING ACTIVITIES	(15,787,717)	(8,907,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debt	—	(2,520,000)
Proceeds from sale of convertible redeemable preferred stocks	—	5,000,000
Payment of debt issuance costs	—	(468,568)
Proceeds from related party advances	—	774,571

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	2,786,003

EFFECT OF EXCHANGE RATE ON CASH	1,476	223,064

NET (DECREASE) INCREASE IN CASH	551,558	(1,156,513)

CASH - beginning of period	1,278,808	4,557,957

CASH - end of period	$1,830,366	$3,401,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$56,557
Income taxes	$—	$—

Non-cash investing and financing activities:
Warrants issued for prepaid financing costs and consulting expense	$—	$505,752
Common stock issued for prior services	$249,000	$318,551
Common stock issued for future services	$9,000	$—
Common stock issued for conversion of convertible redeemable preferred stock	$150,000	$250,000
Debt discount for grant of warrants and beneficial conversion feature	$—	$2,033,025
Increase in payable for construction-in-progress	$293,520	$—
Preferred stock issued for dividend payable	$400,000	$—

See notes to unaudited consolidated financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

As of June 30, 2009, Liang Fang owns and operates 10 drug stores throughout Beijing, China. These drugstores sell Western and traditional Chinese medicines, and medical treatment accessories.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basis of presentation; management’s responsibility for preparation of financial statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2008.

The interim consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in an annual financial statement prepared in accordance with generally accepted accounting principles in the United States (“ US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 included in its Annual Report on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The accompanying unaudited consolidated financial statements are prepared in accordance with US GAAP. The consolidated statements include the accounts of Lotus Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Lotus and Lotus Century and variable interest entities under its control (Liang Fang and En Ze Jia Shi). All significant inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, fair value of warrants and beneficial conversion features related to the convertible preferred stock, fair value of warrants granted and accruals for taxes due.

Fair value of financial instruments

The Company adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Fair value of financial instruments (continued)

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses, convertible debt, customer advances, and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. On June 30, 2009 and December 31, 2008, the Company’s bank balances in China approximately $1.8 million and $1.3 million, respectively, are uninsured. The Company has not experienced, nor does it anticipate, non-performance by these institutions.

Accounts receivable

The Company records accounts receivable, net of an allowance for doubtful accounts and sales returns. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within “General and Administrative Expenses”. Accounts are written off after exhaustive efforts at collection. Because we have good relationship with our customers and our collection representative make great efforts to collect our outstanding receivable, the majority age of the balance of our accounts receivable are less than three months. Based on a review of its outstanding balances, the Company did not consider it necessary to record any allowance for doubtful accounts during the six months ended June 30, 2009 and the year ended December 31, 2008.

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the moving average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. The Company did not consider it necessary to record any inventory reserve during the six months ended June 30, 2009 and the year ended December 31, 2008.

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

The construction-in-progress which consists of factories and office buildings under construction in China was included in property and equipment. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2009 and the year ended December 31, 2008.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company has implemented this interpretation as of July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 on July 1, 2007 had no effect on the Company’s consolidated financial statements.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

Product sales

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, “ Revenue Recognition in Financial Statements “ as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (“SFAS”) No. 48 “ Revenue Recognition When Right of Return Exists. “ SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Allowance for returns

The Company accounts for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. In general, for wholesale sales, the Company provides credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in SAB 104 in establishing its return estimates. Historically, approximately 49% of our total revenues consist of sales of four principal products and product returns from these principal products, as well as the Company’s other products, have been immaterial. Accordingly, based upon the Company’s experience, it historically does not record a reserve at the time of sale and there have been no accounting entries related to its product return policy which have reduced its gross revenues or had any material impact on its financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially, all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Unearned Revenue

Unearned revenue consists of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy. On June 30, 2009 and December 31, 2008, we have unearned revenue of $711,250 and $565,629, respectively.

Stock-based compensation

Stock-based compensation is accounted for under SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company accounts for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Shipping costs

Shipping costs are expensed as incurred. Shipping costs were included in selling expenses and amounted to $292 and $206,818 for the six months ended June 30, 2009 and 2008, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 30% of salaries. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs and are not material.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $15,782 and $155,530 for the six months ended June 30, 2009 and 2008, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties. For the six months ended June 30, 2009, the Company did not have any research and development expense. For the six months ended June 30, 2008, the Company expensed $1,181,468 as research and development expense.

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

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts on June 30, 2009 and December 31, 2008 were translated at 6.8448 RMB to $1.00 USD and at 6.8542 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six month ended June 30, 2009 and 2008 were 6.84323 RMB and 7.0726 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants (using the treasury stock method). The following table presents a reconciliation of basic and diluted net income per share:

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (continued)

	For the Three Months Ended June 30,
	2009	2008
Net income for basic and diluted earnings per share	$4,785,533	$2,179,909
Weighted average shares outstanding – basic	43,527,669	42,352,139
Effect of dilutive securities:
Unexercised warrants	-	-
Convertible debentures	6,034,477	5,747,118
Weighted average shares outstanding– diluted	49,562,146	48,099,257
Earnings per share – basic	$0.11	$0.05
Earnings per share – diluted	$0.10	$0.05

	For the Six months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$8,353,635	$3,176,008
Weighted average shares outstanding – basic	43,289,189	42,194,048
Effect of dilutive securities:
Unexercised warrants	-	-
Convertible debentures	5,894,767	5,747,118
Weighted average shares outstanding– diluted	49,183,956	47,941,166
Earnings per share – basic	$0.19	$0.08
Earnings per share – diluted	$0.17	$0.07

As of June 30, 2009 and 2008, a total of 5,166,999 and 5,166,999 outstanding warrants have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect. The closing market price of all outstanding warrants of the Company on June 30, 2009 and 2008 was lower than the exercise price of all outstanding warrants. Because of that, the Company assumes that none of the outstanding warrants at that date would have been exercised and therefore none were included in the computation of the diluted earnings per share on June 30, 2009 and 2008. Accordingly, the Company has excluded any effect of outstanding warrants with anti-dilutive effect.

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, accumulated other comprehensive income consisted of unrealized gains on foreign currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the six months ended June 30, 2009 and 2008, unrealized foreign currency translation gain was $65,007 and $3,041,741, respectively. For us, comprehensive income for the six months ended June 30, 2009 and 2008 included net income and unrealized gains from foreign currency translation adjustments.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99”Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 141 (R), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP SFAS No. 141 (R). FSP SFAS No. 141 (R) amends and clarifies SFAS No. 141, “Business Combinations,” in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141 (R). FSP SFAS No. 141 (R) will be effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141 (R) did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS. 157-4 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current “intent and ability” indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS 115-2 and FAS 124-2 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the disclosure requirements of this new FSP will have a material impact on our financial report.

In May 2009, the FASB issued SFAS 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported net income and cash flows.

NOTE 2 - ACCOUNTS RECEIVABLE

On June 30, 2009 and December 31, 2008, accounts receivable consisted of the following:

	June 30, 2009	December 31, 2008
Accounts receivable	$2,133,871	$6,132,912
Less: allowance for sales returns	-	-
Less: allowance for doubtful accounts	-	-
	$2,133,871	$6,132,912

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 3 - INVENTORIES

On June 30, 2009 and December 31, 2008, inventories consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$1,952,522	$2,884,092
Work in process	-	-
Packaging materials	10,100	16,100
Finished goods	812,760	887,610
	2,775,382	3,787,802
Less: reserve for obsolete inventory	-	-
	$2,775,382	$3,787,802

NOTE 4 - PROPERTY AND EQUIPMENT

On June 30, 2009 and December 31, 2008, property and equipment consist of the following:

	Useful Life	June 30, 2009	December 31, 2008
Office equipment and furniture	3-8 Years	$243,054	$228,673
Manufacturing equipment	10 – 15 Years	5,583,284	5,585,793
Building and building improvements	20 – 40 Years	3,140,471	3,136,164
Construction in progress		8,637,360	1,181,757
		17,604,169	10,132,387
Less: accumulated depreciation		(2,833,776)	(2,577,570)

		$14,770,393	$7,554,817

On June 30, 2009, construction in progress amounted to $8,637,360, representing (i) construction for a new manufacturing plant of $3.6 million located in Cha Ha Er Industrial Park in Inner Mongolia, China, and (ii) payment for construction of a new building of approximately $ 5 million in Beijing, China. The amount for the new plant in Inner Mongolia includes costs for road, paving, water well, water reservoir, pumping room, switchboard room and underground long corridor project, such as electrical, drainage system, heating, water pipes constructions and payment for our design fees. The amount for the new construction building in Beijing includes costs for design fees and related taxes. The new building will be set up on the land of 6700 square meters where Beijing En Ze Ji Shi currently is located. The permit to add commercial use of this parcel of land to the previous industrial use was granted by Beijing Land Planning Bureau after the Company fully paid the required land value increment taxes in the second quarter of fiscal 2009. Currently, the Company’s administration office, sales office, R&D center and production base are widely separated in various districts of Beijing. After finishing the construction of the new building, we will relocate above mentioned operating units into one concentrated area, which would help us run our business more efficiently. Upon completion of the construction in progress, the assets will be classified to be its respective property and equipment category.

For the six months ended June 30, 2009 and 2008, depreciation expense amounted to $252,724 and $233,483, of which $239,685 and $226,593 was included in cost of sales, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 5 - DEPOSIT ON PATENT LICENSE AND INSTALLMENTS ON INTANGIBLE ASSETS

Deposit and Installments on a Chinese Class I drug patent-Laevo-Bambutero

Pursuant to the technology transfer agreement the Company entered into in April 2008 (See note 12), the Company made a deposit to acquire a Chinese Class I drug patent. Accordingly, the Company recorded $2,921,926 (RMB 20 million) as deposit on patent as of June 30, 2009.

Also, the Company has made an installment on the Chinese Class I drug patent to obtain the patent according to the signed contract. Therefore, the Company recorded $5,405,563 (RMB 37 million) as installments on intangible assets as of June 30, 2009. The Company will need to make additional installments of approximately $1.6 million (RMB 11 million) to obtain the patent.

In addition, we expect to incur approximately $11.7 million (RMB 80 million) related to our Laevo-Bambutero drug that was recently accepted by the Chinese SFDA for clinical trial evaluations in the next 36 months.

Installments on land use right

As of June 30, 2009, the Company paid $32,675,900 (RMB 223.66 million) for land use rights to property in the Cha Ha Er Industrial Park ( See note 12), located in Inner Mongolia. The amount has been reflected as an installment payment on intangible assets in its balance sheet dated June 30, 2009. The installment payment is refundable if the Chinese local government would not grant its land use rights certificate.

Installments on Gliclazide-Controlled Release Tablets

Pursuant to the new drug patent transfer agreement the Company entered into in February 2009 (See note 12), the Company has made the first installment on the new drug patent to obtain the patent. Hence, the Company recorded $876,578 (RMB 6 million) as installments on intangible assets as of June 30, 2009. The Company will need to make additional installments of approximately $438,000 (RMB 3 million) to obtain the patent.

In addition, we expect to incur approximately $292,000 million (RMB 2 million) related to our Gliclazide-Controlled Release Tablets that was recently accepted by the Chinese SFDA for medicine registration application in the next 12 months.

NOTE 6 - INTANGIBLE ASSETS

The Company purchased manufacturing rights for two approved drugs. The manufacturing rights issued are in connection with the Company’s products Valsartan and Brimonidine. The manufacturing rights for Valsartan became effective in November 2000 and had a life of 6.5 years, which expired in 2007. The manufacturing rights for Brimonidine became effective on August 27, 2005 and expired in August 2009.

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend Wu Lan approximately $4,383,000 (RMB 30,000,000) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan agreed to grant the Company an exclusive right to supply all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu Zhongyi (hereafter, “Mr. Liu”), lent this loan to Wu Lan on behalf of the Company. On October 21, 2006, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except the rights to

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 6 - INTANGIBLE ASSETS (Continued)

receive revenues from the sale of medical and disposable medical treatment apparatus. Since Mr. Liu accepted the assignment with all the risks and obligations but no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Mr. Liu compensation for an aggregate of approximately $1,315,000 (RMB 9,000,000) in 5 equal annual installments of approximately $263,000 (RMB 1,800,000) started from October 21, 2006. Accordingly, the Company recorded an intangible asset of approximately $1,315,000 (RMB 9,000,000) related to the exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company will amortize this exclusive right over a term of 20 years.

The Company entered into an intellectual rights transfer contract with Beijing Yipuan Bio-Medical Technology Co., Ltd. in December 2008 to acquire the drug Yipubishan. According to a clinical research report issued by Beijing Union Medical College Hospital Center for Clinical Pharmacology, Yipubishan is a highly effective and stable octreotide acetate injection solution. The drug was begun to be used to treat the symptoms of gastric ulcers and hemorrhages of the upper digestive tract since 2004. The intellectual property right is valued at a fixed amount, RMB 54,000,000 (approximately $7,889,000). We have paid the transfer fee in full for the intellectual property right to Yipuan as of June 30, 2009. The intellectual property right has a term of 10 years and will not expire until December 31, 2018. The Company amortizes the intellectual property right over the term of the intellectual property right.

On June 30, 2009 and December 31, 2008, intangible assets consist of the following:

	June 30, 2009	December 31, 2008
Manufacturing rights	$1,266,070	$1,264,334
Revenue rights	1,314,867	1,313,064
Intellectual rights	7,889,201	-
Software	10,811	10,796
	10,480,949	2,588,194
Less: accumulated amortization	(1,830,802)	(1,356,464)

	$8,650,147	$1,231,730

Amortization expense amounted to approximately $472,584 and $74,230 for the six months ended June 30, 2009 and 2008, respectively.

The projected amortization expense attributed to future periods is as follows:

Period ending June 30:	Expense
2010	$872,978
2011	857,196
2012	855,150
2013	854,663
Thereafter	5,210,160

Total	$8,650,147

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 7 - RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable - related parties consisted of the following on June 30, 2009 and December 31, 2008:

	June 30, 2009 (Unaudited)	December 31, 2008
Note to Song Guoan, father of Song Zheng Hong, director and spouse of Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 4.75% on June 30, 2009 and December 31, 2008, respectively), and unsecured	$762,940	$761,894

Note to Zheng Gui Xin, employee, due on December 30, 2015 with with variable annual interest at 80% of current bank rate (4.75% and 4.75% on June 30, 2009 and December 31, 2008, respectively), and unsecured	1,651,619	1,649,354

Note to Ma Zhao Zhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 4.75% on June 30, 2009 and December 31, 2008, respectively), and unsecured	661,469	660,562

Note to Liu Zhong Yi, chief executive officer and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 4.75% on June 30, 2009 and December 31, 2008, respectively), and unsecured	1,408,025	1,406,094

Note to Song Zheng Hong, director and spouse of the Company chief executive officer, Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% and 4.75% on June 30, 2009 and December 31, 2008, respectively), and unsecured	579,342	578,547
Total notes payable – related parties, long term	$5,063,395	$5,056,451

For the six months ended June 30, 2009 and 2008, interest expense related to these related loans amounted to $118,685 and $153,898, respectively.

Due to related parties

The chief executive officer of the Company and his spouse and several employees of the Company, from time to time, provided advances to the Company for operating expenses. During the six months ended June 30, 2009 and 2008, the Company did not repay any of these advances. On June 30, 2009 and December 31, 2008, the Company had a payable to the chief executive officer and his spouse and other employees at an amount of $719,523 and $718,536, respectively. These advances are short-term in nature and non-interest bearing.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

Due to related parties (continued)

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan, whereby the Company agreed to lend Wu Lan approximately $4,383,000 (RMB 30,000,000) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan agreed to grant the Company an exclusive right to supply all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent this loan to Wu Lan on behalf of the Company. On October 21, 2006, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Mr. Liu accepted the assignment with all the risks and obligations but had no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Mr. Liu compensation for an aggregate of approximately $1,315,000 (RMB 9,000,000) in 5 equal annual installments of approximately $263,000 (RMB 1,800,000) started from October 21, 2006. Accordingly, the Company recorded an intangible asset of approximately $1,315,000 (RMB 9,000,000) related to the exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company will amortize this exclusive right over a term of 20 years.

For the six months ended June 30, 2009 and for the year ended December 31, 2008, the Company did not pay anything to Mr. Liu for the liability incurred by the assignment in the agreement mentioned above. On June 30, 2009 and December 31, 2008, amounts due under this assignment agreement were $1,032,444 and $1,031,028, of which $394,460 and $525,225 were included in long-term liabilities and has been included in due to related parties on the accompanying balance sheets, respectively.

On June 30, 2009 and December 31, 2008, the Company has recorded accrued interest relating to notes payable - related parties of $483,508 and $364,350, respectively, which have been included in due to related parties on the accompanying balance sheets.

For the six months ended June 30, 2009 and for the year ended December 31, 2008, a summary of activities in due to related parties is as follows:

	Assignment fee payable	Working capital advances	Accrued interest	Total
Balance - December 31, 2007	$966,198	$34,072	$61,208	$1,061,478
Additions	-	682,179	299,036	981,215
Payments made	-	-	-	-
Foreign currency fluctuations	64,830	2,285	4,106	71,221
Balance - December 31, 2008	$1,031,028	$718,536	$364,350	$2,113,914
Additions	-	-	118,658	118,658
Payments made	-	-	-	-
Foreign currency fluctuations	1,416	987	500	2,903
Balance - June 30, 2009	$1,032,444	$719,523	$483,508	$2,235,475

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8 - CONVERTIBLE REDEEMABLE PREFERRED STOCK

On February 25, 2008 (“Closing Date”), the Company sold, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the “Purchase Agreement”) by and among the Company, Dr. Liu Zhongyi and Mrs. Song Zhenghong (the “Founders”), and accredited investors (each a “Purchaser” and collectively, the “Purchasers”), 5,747,118 shares of the Company’s series A convertible redeemable preferred stock (the “Preferred Stock”) and warrants (the “Warrants”) to purchase 2,873,553 shares of the Company’s common stock, in a private placement (the “February 2008 Private Placement”) pursuant to Regulation D under the Securities Act of 1933, for an aggregate purchase price of $5 million (the “Transaction”). Net proceeds, exclusive of expenses of the transaction were $4.6 million in cash, after the Company paid fees of approximately $469,000 in cash, of which $400,000 was paid to Maxim Group, LLC, the placement agent for the Transaction. The Company recorded approximately $796,000 fee, of which $327,565 was related to the value of the warrants granted to the placement agent, as a deferred debt cost and amortized approximately $ 199,033 and $132,689 of the deferred cost during the six months ended June 30, 2009 and 2008, respectively. The convertible redeemable preferred stock is deemed debt due to the mandatory redeemable feature of the preferred stocks.

The Company used $2,576,556 of the net proceeds of the Transaction to repay in full all of its outstanding principal obligations including accrued interest under the 14% Secured Convertible Notes due February 2008, and the Company can on the contrary use the remainder of the net proceeds for working capital and general corporate purposes.

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

The Warrants have an initial exercise price of $1.20 (subject to adjustment pursuant to the terms of the warrants), are exercisable for a period of five (5) years and may not be exercised if exercise would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of the warrants by sending a written notice to the Company in not less than 61 days.

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

•

The Company agreed to undertake to file a resale registration statement within 60 days following the Closing Date registering the maximum number of shares common stock issuable upon conversion of the Preferred Shares and exercise of the warrants allowable under applicable federal securities regulations. If the Company was informed by the SEC that there were no comments to the registration statement, then the registration statement was required to be declared effective within five (5) business days thereafter or on the 60th day after the filing date, whichever is sooner. If the SEC issued comments to the registration statement, then the registration statement was required to be declared effective by the 120th day after it was filed. If the registration statement was not declared effective by the applicable date, the Company would be subject to liquidated damages, equal to 1% of the total conversion price and exercise

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8 - CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

In connection with the issuance of the Preferred Shares and Warrants, the Company recorded a total debt discount of $ 2,310,263 to be amortized over the term of the Purchase Agreement. For the six months ended June 30, 2009 and 2008, amortization of debt discount amounted to $ 600,669 and $338,838, respectively, have been included in interest expense.

The Company classified the series A Convertible redeemable preferred stock as liability because of its mandatory redeemable feature according to SFAS 150.

On February 25, 2009, the Company issued 459,772 additional shares of Series A Preferred Stock to the holders of Series A Preferred Stock for the mandatory 8% annual dividends.

In May 2009, a Series A convertible redeemable preferred stockholder converted 57,471 shares of preferred stock to 57,471 shares of our common stock.

In June 2009, another Series A convertible redeemable preferred stockholder converted 114,942 shares of preferred stock to 114,942 shares of our common stock.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8 - CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The series A convertible redeemable preferred stock on June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Series A convertible redeemable preferred stock	$5,250,000	$5,000,000
Less: unamortized discount	(746,990)	(1,347,659)
Series A convertible redeemable preferred stock, net	$4,503,010	$3,652,341

NOTE 9 - TAXES PAYABLE

Value Added Tax Payable

The Company is subject to VAT for manufacturing products. The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. According to the PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. On June 30, 2009 and December 31, 2008, the Company had accrued VAT taxes payable of $3,659,364 and $5,015,908, respectively.

Income tax payable

Prior to January 1, 2008, companies established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and Foreign Interest Enterprises (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the Foreign Enterprise Income Tax (“FEIT”), and its associated preferential tax treatments, beginning on January 1, 2008. However, we got income tax exemption for income in fiscal year 2008 from National Taxation Bureau of P.R.C. located in Fengtai District, Beijing, P.R.C. on January 22, 2008.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 9 - TAXES PAYABLE (continued)

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%. Beijing Liang Fang was subject to 25% income tax rate since January 1, 2009. However, Liang Fang’s branch located in Inner Mongolia got income tax exemption for its fiscal 2009 taxable income from Cha You Qian Qi government situated in Inner Mongolia, P.R.C. on June 3, 2008.

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2009 and 2008:

	2009	2008
US statutory rates	34%	34%
Foreign income not recognized in the US	(34%)	(34%)
China Statutory rates	25%	25%
China income tax exemption	(24.02%)	(25%)
Effective income tax rate	0.98%	0%

On June 30, 2009 and December 31, 2008, taxes payable are as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Value added taxes	$3,659,364	$5,015,908
Income taxes	82,126	-
Other taxes	417,915	-
Total	$4,159,405	$5,015,908

NOTE 10 - SHAREHOLDERS’ EQUITY

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

In May 2009, the Company issued 57,471 shares of its common stock to a Series A convertible redeemable preferred stockholder in connection with the conversion of 57,471 shares of Series A Preferred Stock.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 10 - SHAREHOLDERS’ EQUITY (Continued)

In June 2009, the Company issued 114,942 shares of its common stock to a Series A convertible redeemable preferred stockholder in connection with the conversion of 114,942 shares of Series A Preferred Stock.

In June 2009, the Company issued 251,668 shares of common stock to Mr. Liu Zhongyi, Chairman and CEO of the Company, for his services rendered from January 1, 2009 to May 31, 2009 as the Company’s chief executive officer. The stock was valued at the fair value of $0.30 per share on the grant date.

In June 2009, the Company issued 90,876 shares of common stock to Adam Wasserman for services rendered from January 1, 2009 to April 30, 2009 as the Company’s former chief financial officer and services rendered from May 1, 2009 to May 31, 2009 as the Company’s consultant. The stock was valued at the fair value of $0.28 per share on the grant date.

In June 2009, the Company issued in aggregate 60,000 shares of common stock to the six directors of the Company for services rendered and to be rendered from January 1, 2009 to December 31, 2009 as the Company’s Board of Directors’ members. The Company valued these common shares at the fair value on the grant date at $0.30 per share or an aggregate of $18,000. In connection with issuance of these shares, the Company recorded prepaid stock-based expenses of $18,000. As of June 30, 2009, the Company recorded amortization on prepaid stock-based expenses of $9,000 related to those issuances.

Statutory Surplus Reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the fiscal year 2009.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. For the six months ended June 30, 2009, statutory surplus reserve activity was as follows:

Statutory Surplus Reserve
Balance – December 31, 2008	$3,750,529
Addition to statutory reserves	953,292
Balance – June 30, 2009	$4,703,821

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 10 - SHAREHOLDERS’ EQUITY (Continued)

Stock warrants

Stock warrants issued, terminated/forfeited and outstanding during the six months ended June 30, 2009 (unaudited) are as follows:

	Shares	Average Exercise price per share
Warrants outstanding December 31, 2007	1,500,000	$0.87
Warrants issued	3,726,999	1.21
Warrants terminated/forfeited	-	-
Warrants exercised	(60,000)	0.87
Warrants outstanding, December 31, 2008	5,166,999	1.13
Warrants granted	-	-
Warrants expired/forfeited	-	-
Warrants exercised	-	-
Warrants outstanding, June 30, 2009	5,166,999	$1.13

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding on June 30, 2009:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding on June 30, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable on June 30, 2009	Weighted Average Exercise Price
$0.87	1,440,000	2.62	$0.87	1,440,000	$0.87
1.20	2,873,553	3.66	1.20	2,873,553	1.20
1.21	603,446	3.66	1.21	603,446	1.21
$1.50	250,000	2.57	1.50	250,000	1.50
	5,166,999	3.32	$1.13	5,166,999	$1.13

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the six months ended June 30, 2009 and 2008, the Company operated in two reportable business segments: (1) the manufacture and distribution of pharmaceutical products and examination of other companies’ products and (2) the retailing of traditional and Chinese medicines and supplies through ten drug stores located in Beijing China and other ancillary revenues generated from retail location such as advertising income and rental income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended June 30, 2009 and 2008 is as follows:

For the three months ended June 30, 2009	Wholesale and third-party manufacturing and examination	Retail operations	Rent and advertising	Unallocated	Total
Net revenues	$10,673,988	2,759,419	198,322	-	13,631,729
Cost of sales	3,735,636	1,996,621	10,909	-	5,743,166
Operating expenses	-	-	-	2,570,338	2,570,338
Other expense (income)	-	-	-	525,274	525,274
Income tax	-	-	-	7,418	7,418
Net income	$6,938,352	762,798	187,413	(3,103,030)	4,785,533

For the three months ended June 30, 2008	Wholesale and third-party manufacturing and examination	Retail operations	Rent and advertising	Unallocated	Total
Net revenues	$15,556,326	3,644,530	184,756	-	19,385,612
Cost of sales	7,510,000	2,186,718	-	-	9,696,718
Operating expenses	-	-	-	6,888,835	6,888,835
Other expense (income)	-	-	-	620,150	620,150
Income tax	-	-	-	-	-
Net income	$8,046,323	1,457,812	184,759	(7,508,985)	2,179,909

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 11 - SEGMENT INFORMATION (Continued)

Information with respect to these reportable business segments for the six months ended June 30, 2009 and 2008 is as follows:

For the six months ended June 30, 2009	Wholesale and third-party manufacturing and examination	Retail operations	Rent and advertising	Unallocated	Total
Net revenues	$20,162,959	4,896,607	396,450	-	25,456,016
Cost of sales	7,400,988	3,506,530	21,806	-	10,929,324
Operating expenses	-	-	-	5,019,343	5,019,343
Other expense (income)	-	-	-	1,071,569	1,071,569
Income tax	-	-	-	82,145	82,145
Net income	$12,761,971	1,390,077	374,644	(6,173,057)	8,353,635

For the six months ended June 30, 2008	Wholesale and third-party manufacturing and examination	Retail operations	Rent and advertising	Unallocated	Total
Net revenues	$25,069,218	5,661,077	364,494	-	31,094,789
Cost of sales	14,068,497	3,396,646	-	-	17,465,143
Operating expenses	-	-	-	9,347,814	9,347,814
Other expense (income)	-	-	-	1,105,824	1,105,824
Income tax	-	-	-	-	-
Net income	$11,000,721	2,264,431	364,494	(10,453,638)	3,176,008

The Company does not allocate selling expenses, general and administrative expenses and income tax to its reportable segments, because these activities are managed at a corporate level.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. Substantially all of the Company’s assets are located in China.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Technology Transfer Agreement

In April 2008, one of the Company’s affiliates, En Ze Jia Shi, entered into a Technology Transfer Agreement with Dong Guan Kai Fa Biological Medicine LTD (“Dong Guan”) pursuant to which Dong Guan agreed to transfer the technology material, new medicine research and rights to the Chinese patent of the anti-asthma new medicine R-BM to En Ze Jia Shi on an exclusive basis in exchange for a transfer technology fee of approximately $7 million (RMB 48 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

•	complete the filing with the SFDA of the medicine’s clinical research ratification document,

•	complete the clinical research,

•	complete the medicine’s trial production, and

•	provide raw materials and formulation related documentation and apply for the new medicine certification and production approval.

In addition to the payment of the technology transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at $11.7 million (RMB 80 million). Lotus East intends to use its working capital to fund the project costs.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Technology Transfer Agreement (continued)

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

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia Shi has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia Shi guaranteed that the grant monies will be shared equally by both parties. As of June 30, 2009, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia Shi should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

New Manufacturing Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District in Inner Mongolia. The new facility, which will be comprised approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s current manufacturing capacity. The Company was subsequently granted the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters). The new facility, which will manufacture medical injection products, including 0.9% physiological saline injection, hydroxyethyl starch 130/0.4 injection and hydroxyethyl starch 200/0.5 injection, Qiang Yi Ji starch, a medical corn starch commonly known as O-2-hydeoxyethyl starch, dextran and additional pharmaceuticals, will require a total investment of RMB 623.66 million, or approximately $91 million. The construction began on the project in August 2008 and the Company anticipates that it will take between 12 to 30 months to complete the construction. As of June 30, 2009, the Company has incurred approximately $36 million related to this project and the amount has been included as construction in progress of approximately $3.3 million and installments on intangible assets of approximately $32.7 million in the consolidated financial statements.

Included in the total cost of the project is land cost of approximately $32.7 million (RMB 223.66 million) which was paid in full to Cha You government. Other components of the project include construction costs of approximately $17.5 million (RMB 120 million) costs associated with the various production lines estimated at approximately $33.6 million (RMB 230 million) and working capital of approximately $7.3 million (RMB 50 million).

Liang Fang intends to use its present working capital together with bank loans and government grants to fund the project. The funds are required to be invested over the next 18 months under a specified schedule ending in December 2010. As of June 30, 2009, Liang Fang has paid approximately $36 million (approximately RMB 246.5 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from those third party sources.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

New Drug Patent Transfer Agreement

In February 2009, one of our affiliates, En Ze Jia Shi, entered into a New Drug Patent Transfer Agreement with Beijing Huicheng Ruixiang Pharmaceutical Technology Co. LTD (“Huicheng”) pursuant to which Huicheng agreed to transfer the patent technology and related research materials about the Chinese drug of Gliclazide-Controlled Released Tablets to En Ze Jia Shi on an exclusive basis in exchange for a transfer patent fee of approximately $1.3million (RMB 9 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

•	Finishing other needed related technical materials of this new medicine and providing the legal invoice for raw materials and purchase agreement etc.,
•	Providing enough raw materials, of which amount should ensure Huicheng to successfully prepare new medicine of 100,000 dosage units, and standard samples for experiments and research,
•	providing the choice basis and quality standards of the package materials,
•

paying for organization, seal, signature, field-exam, registration and related fees including registration and examination fees, registration evaluation fees etc. for the new medicine registration materials

•	completing clinical research and paying related fees if the new medicine is required for clinical research,
•	making payment to Huicheng according to specific schedule mentioned in the agreement.

In addition to the payment of the patent transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at $292,000 million (RMB 2 million). Lotus East intends to use its working capital to fund the project costs.

Huicheng Ruixiang Pharmaceutical Technology Co. Ltd. is obligated to

•	Provide the patent of the new medicine,

•

Provide the related technical materials and the original records of the experiments which satisfy the requirement of the fifth classified chemical drug registration by Drug Registration Administration Method (2005) issued by Chinese SFDA. The Huicheng has to provide above mentioned materials to En Ze Jia Shi in 30 days after it received first installment payment and qualified documents from En Ze Jia Shi,

•	Provide the new medicine registration samples with 100,000 dosage units,

•	Supplement and improve the technical materials according to the requirement of the Evaluation Cent of Chinese State Drug Administration,

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

New Drug Patent Transfer Agreement (continued)

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•	Approximately $0.9 million (RMB 6 million) is due by the 90th business day following the receipt of the Notice of China Accepted Patent and Notice of Medicine Registration Application,

•	Approximately $0.2 million (RMB 1.5 million) is due by the 30th business day after the receipt of the medicine’s clinical ratification document,

•	Approximately $0.2 million (RMB1.5 million) is due by the 30th business day after the production ratification from the SFDA is obtained.

En Ze Jia Shi made the first installment of approximately $0.9 million (RMB 6 million) to Huicheng in May 2009 which is to be returned to En Ze Jia Shi if it can not obtain the production ratification from the SFDA due to any fault caused by Huicheng.

NOTE 13 - OPERATING RISK

(a) Country risk

Currently, the Company’s revenues are primarily derived from the sale of pharmaceutical products to customers in P.R.C. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

(c) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally, PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate the PRC subsidiaries and controlled entities could be affected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We operate, control and beneficially own the pharmaceutical businesses in China of Lotus East under the terms of the Contractual Arrangements. Lotus East refers to both Beijing Liang Fang Pharmaceutical Co., Ltd. (“Liang Fang”) and an affiliate of Liang Fang, Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. (“En Ze Jia Shi”), both of which are pharmaceutical companies headquartered in the PRC and organized under the laws of the PRC. Other than the Contractual Arrangements with Lotus East, we do not have any business or operations. Pursuant to the Contractual Arrangements we provide business consulting and other general business operation services to Lotus East. Through these Contractual Arrangements, we have the ability to control the daily operations and financial affairs of Lotus East, appoint each of their senior executives and approve all matters requiring stockholder approval. As a result of these Contractual Arrangements, which enable us to control Lotus East, we are considered the primary beneficiary of Lotus East. Accordingly, we consolidate Lotus East’s results, assets and liabilities in our financial statements. The creditors of Lotus East, however, do not have recourse to any assets we may have.

PRC law currently places certain limitations on foreign ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through the Contractual Arrangements with Lotus East. The contractual relationship among the above companies as follows:

Based in Beijing and Inner Mongolia, China, Lotus East is engaged in the production, trade and retailing of pharmaceuticals, focusing on the development of innovative medicines and investing in strategic growth to address various medical needs. Lotus East owns and operates 10 drug stores throughout Beijing, China that sell Western and traditional Chinese medications, lease medical treatment facilities to licensed physicians, and generate revenues from the leasing of retail space to third party vendors and the leasing of advertising locations at its retail stores.

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

REVENUE RECOGNITION

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), and Statement of Financial Accounting Standards (SFAS) No. 48 “Revenue Recognition When Right of Return Exists.”SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property and equipment are as follows:

Buildings and leasehold improvement	20 to 40 years
Manufacturing equipment	10 to 15 years
Office equipment and furniture	5 to 8 years

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. We had no research and development expenses during the six months ended June 30, 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99”Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 141 (R), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP SFAS No. 141 (R). FSP SFAS No. 141 (R) amends and clarifies SFAS No. 141, “Business Combinations,” in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141 (R). FSP SFAS No. 141 (R) will be effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141 (R) did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS. 157-4 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current “intent and ability” indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS 115-2 and FAS 124-2 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. An entity may adopt this FSP early only if it also elects to adopt FSP 157-4 and 115-2 and 124-2 at an early time. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the disclosure requirements of this new FSP will have a material impact on our financial report.

In May 2009, the FASB issued SFAS 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) , which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

CURRENCY EXCHANE RATES

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is China RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and China RMB. To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

RESULTS OF OPERATIONS

For the Six Months and Three Months Ended June 30, 2009 and 2008

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total Net Revenues

Total revenues for the six months ended June 30, 2009 were $25,456,016 as compared to total revenues of $31,094,789 for the six months ended June 30, 2008, a decrease of $5,638,773 or approximately 18.13%. For the six months ended June 30, 2009 and 2008, net revenues consisted of the following:

	2009	2008
Wholesale	$19,614,123	$22,672,643
Retail	4,896,607	5,661,077
Other revenues	945,286	2,761,069
Total net revenues	$25,456,016	$31,094,789

•

For the six months ended June 30, 2009, wholesale revenues decreased by $3,058,520 or 13.49%. For the six months ended June 30, 2009, While our wholesale quantities increased by approximately 43% compared to the wholesale quantities for the six months ended June 30, 2008, the decrease in the total wholesale revenue was primarily attributed to the decrease, by approximately 32%, of the average unit price sold for our wholesale drugs compared to the average unit price sold for our wholesale drugs for the six months ended June 30, 2008. For our long term growth perspective and the purpose to incentivize our distributors, we lowered our average wholesale drugs price in a planned way. We expect our wholesale revenue will maintain at its current level with minimal growth in the remaining part of fiscal 2009.

•

For the six months ended June 30, 2009, retail revenues decreased by $764,470 or 13.50%. The decrease is primarily attributed to the slowdown in economy growth. The slowdown in the economy growth resulted in less non-essential health supplements being purchased. The Company also experienced a reduction in the sale of higher priced drugs in 2009. As a result, the Company generated less per store revenue. We expect our retail revenue will slightly increase from first half fiscal year in the remaining part of fiscal 2009.

•	For the six months ended June 30, 2009, other revenues decreased by $1,815,783 or 65.76%. The decrease in other revenues is attributed to the following:

	2009	2008
Leasing revenues	$396,450	$364,279
Third-party manufacturing	513,903	2,129,992
Advertising revenues	-	215
Research and development and lab testing services	34,933	266,583
Total other revenues	$945,286	$2,761,069

•

We sublease certain portion of our retail stores and counter spaces to various other vendors and generate leasing revenue. The increase was primarily due to leasing more counter spaces to third parties as a result of higher demand for our counter spaces and the favorable RMB currency appreciation which converted our revenue in RMB into higher US dollar amounts. We expect the lease revenues will maintain at its current level with minimal growth in the remaining of fiscal 2009.

•

For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. We had less large manufacturing contracts during the six months ended June 30, 2009 as the demand for the third-party manufacturing decreased as compared to the corresponding period in 2008. Several of our old large third party manufacturing customers have built their own facilities and started manufacturing products on their own in 2009 and we were unable to find new customers to replace them. As a result, our third-party manufacturing revenue decreased. We anticipate the third-party manufacturing revenue will continue to decrease for the remainder of fiscal 2009 since we do not expect to have new customers with large third party manufacturing contracts.

•

We receive advertising fee for the lease of counter and other space at our retail locations in Beijing. We did not have any advertising revenue during the six months ended June 30, 2009. Because the local government tightens the advertising rules and regulations in the pharmaceutical industry, we do not anticipate signing any advertisement contracts in the near future.

•

We performed research and development (“R&D”) and lab testing projects for various third parties and performed drug testing and analysis. We preformed less R&D testing services and drug testing and analysis work for third parties during the six months ended June 30, 2009 as compared to the corresponding period in 2008. Some of our prior customers for these services purchased relative machinery and they can do similar R&D and lab testing in their own labs at a lower price and decided not to use our services in 2009. We expect the revenue from R&D and lab testing will continue to decrease in the remaining part of fiscal 2009.

Cost of Sales

Cost of sales includes raw materials, packing materials, direct labor, manufacturing costs, which includes allocated portion of overhead expenses such as Labor fee, utilities and depreciation indirectly related to product production, and related taxes. For the six months ended June 30, 2009, cost of sales amounted to $10,929,324 or approximately 43% of total revenues as compared to cost of sales of $17,465,143 or approximately 56% of total revenues for the six months ended June 30, 2008. The decrease in cost of sales as a percentage of total revenue was primarily due to better purchase pricing management for raw material and third party manufactured finished goods and more efficient control in labor fees.

Gross Profit

Gross profit for the six months ended June 30, 2009 was $14,526,692 or 57% of total revenues, as compared to $13,629,646 or 44% of revenues for the six months ended June 30, 2008. The increase in gross profit margin was attributed to the decrease in cost of sales as a percentage of revenue. The decrease in cost of sales as a percentage of revenue was primarily contributed to better managed raw material and third party manufactured finished goods purchase prices and more efficient control in labor fees. We expect our gross profit margin will remain in its current level with slight growth in the future.

Operating Expenses

Total operating expenses for the six months ended June 30, 2009 were $5,019,343, a decrease of $4,328,471 or 46.30%, from total operating expenses in the six months ended June 30, 2008 of $9,347,814. This decrease included the following:

For the six months ended June 30, 2009, selling expenses amounted to $3,503,034 as compared to $6,997,886 for the six months ended June 30, 2008, a decrease of $3,494,852 or 49.94%. For the six months ended June 30, 2009, we decreased the average unit price distributed to our distributors for our wholesale drugs compared to the average unit price distributed to our distributors for our wholesale drugs for the six months ended June 30, 2008. For our long term growth perspective and the purpose to incentivize our distributors, we lowered our average price distributed to our distributors in a planned way. Therefore, our distributors can get more profits from our lowered distribution price for the wholesale drugs. By this way, we started to transfer a portion of our profits to our distributors instead of paying them commission. As a result, our selling expenses decreased significantly. We expect our selling expenses will maintain at its current level with minimal growth in the remaining part of fiscal 2009.

For the six months ended June 30, 2009, we do not have any research and development costs. Therefore, compared to $1,181,468 for the six months ended June 30, 2008, there is a decrease of $1,181,468 or 100% from the comparable period in 2008. In late 2007, we entered into several research and development agreements with third parties for the design, research and development of designated pharmaceutical projects. We fulfilled these research and development agreements by June 30, 2008. We did not enter into any new research and development agreement in the second half of fiscal 2008 and in the first half of fiscal 2009. As a result, expenses related to research and development project is zero during the six months ended June 30, 2009.

For the six months ended June 30, 2009, general and administrative expenses were $1,516,309 as compared to $1,168,460 for the six months ended June 30, 2008, an increase of $347,849 or 29.77% as summarized below:

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Salaries and related benefits	$324,086	$544,454
Amortization and depreciation expenses	485,623	81,120
Rent	150,891	129,443
Travel and entertainment	216,876	37,039
Professional fees	122,791	170,618
Other	216,042	205,786
Total	$1,516,309	$1,168,460

The changes in these expenses from the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 included the following:

•

Salaries and related benefits decreased $220,368 or 40.48% primarily due to a decrease in salaries and bonuses paid to administrative personnel. As a result of our continuous efforts to control corporate spending, the salaries and related benefits cost decreased accordingly.

•

Amortization of our intangible assets and depreciation on our fixed assets increased by $404,503 or approximately 498.65%, which is primarily attributable to the purchase of and amortization on new intangible assets in our fiscal 2009 and the purchase of and depreciation on additional fixed assets in our fiscal 2009.

•	Rent increased by $21,448 or approximately 16.57%, which is primarily attributable to the RMB currency appreciation which converted our rent expenses in RMB into higher US dollar amounts.

•

Travel and entertainment expenses increased by $179,837 or 485.53% , which is primarily attributed to both increased spending in business travel in order to manage our business more efficiently and increased entertainment expenditure to enhance our visibility.

•

Professional fees decreased $47,827 or 28.03%, which is primarily attributed to the decrease in compensations paid to our attorney and decrease in payment for audit services and investor relation service.

•

Other general and administrative expenses including postage, office expenses, other management fees, officers’ car insurance, meeting expenses, etc., increased by $10,256 or approximately 4.98%. The increase is primarily attributed to increased spending in our meeting expenses. In the second quarter of 2009, we obtained national sales rights to three new drugs, namely, NINGXIN Yishen Oral Liquid, Shuanghuanglian Oral Liquid and Qingkailing Paotengpian. NINGXIN Yishen Oral Liquid is a non-prescription drug, which improves immune system and sleeps, and reduces fatigue. Shuanghuanglian Oral Liquid is used to treat influenza symptoms. Qingkailing Paotengpian is a prescription drug which cures acute suppurative tonsillitis, acute upper respiratory infection, pneumonia and high fever. In order to promote these three new drugs among our sales network, we hosted introduction meetings for our customers and sales representatives in Beijing, Anhui and Inner Mongolia. As a result, our other general and administrative expenses increased.

Income from Operations

We reported income from operations of $9,507,349 for the six months ended June 30, 2009 as compared to income from operations of $4,281,832 for the six months ended June 30, 2008, an increase of $5,225,517 or approximately 122.04%.

Other Expense

For the six months ended June 30, 2009, total other expense amounted to $1,071,569 as compared to other expense of $1,105,824 for the six months ended June 30, 2008, a decrease of $34,255 or 3.10%. This change is primarily attributed to:

•

For the six months ended June 30, 2009, we recorded debt issuance costs of $199,033 compared to $162,403 for the six months ended June 30, 2008, an increase of $36,630 or approximately 22.56%, due to the debt issuance costs on our February 2008 funding for which we began our amortization in March 2008.

•

For the six months ended June 30, 2009, we recorded interest income of $46,112 as compared to $2,588 for the six months ended June 30, 2008, an increase of $43,524 or 1681.76%, which is primarily attributable to the interest paid by an employee who advanced it from us for a few months and repaid the principal amount and accrued interest in full soon.

•

For the six months ended June 30, 2009, interest expense was $918,648 as compared to $946,009 for the six months ended June 30, 2008, a decrease of $27,361 or approximately 2.89%. For the six months ended June 30, 2008, we recorded a repricing expense for previously issued warrants in connection with our February 2008 private placement financing for which there was no comparable expense in the comparable period of fiscal 2009. As a result, our interest expense decreased.

Income Taxes

For the six months ended June 30, 2009, our income tax expense was $82,145. We did not need to accrue and pay any income taxes in fiscal 2008, because we got income tax exemption from National Taxation Bureau of PRC located in Fengtai District, Beijing, PRC on January 22, 2008.

Net Income, Other Comprehensive Income and Comprehensive Income

As a result of these factors, we reported net income of $8,353,635 for the six months ended June 30, 2009 as compared to net income of $3,176,008 for the six months ended June 30, 2008. This translates to basic and diluted net income per common share of $0.19, $0.17 and $0.08, $0.07 for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, we reported an unrealized gain on foreign currency translation of $65,007, a decrease of $2,976,734, or approximately 97.86%, from the same period in 2008. Our reporting currency is U.S. dollar, but the functional currency of Lotus East is the RMB. Translation adjustments result from the process of translating the local currency financial statements into U.S. dollars, with the average translation rates applied to our income statement of 6.84323 RMB to $1.00 during the six months ended June 30, 2009. As a result of this non-cash gain, we reported comprehensive income of $8,418,642 for the six months ended June 30, 2009 as compared to $6,217,749 for the same period in 2008.

Three Months ended June 30, 2009 compared to three months ended June 30, 2008

Total Net Revenues

Total revenues for the three months ended June 30, 2009 were $13,631,729 as compared to total revenues of $19,385,612 for the three months ended June 30, 2008, a decrease of $5,753,883 or approximately 29.68%. For the three months ended June 30, 2009 and 2008, net revenues consisted of the following:

	2009	2008
	(Unaudited)	(Unaudited)
Wholesale	$10,673,718	$14,235,345
Retail	2,759,419	3,644,530
Other revenues	198,592	1,505,737
Total	$13,631,729	$19,385,612

•

For the three months ended June 30, 2009, wholesale revenues decreased by $3,561,627 or 25.02%. For the three months ended June 30, 2009, While our wholesale quantities increased by approximately 26% compared to the wholesale quantities for the six months ended June 30, 2008, the decrease in the total wholesale revenue was primarily attributed to the decrease, by approximately 43%, of the average unit price sold for our wholesale drugs compared to the average unit price sold for our wholesale drugs for the three months ended June 30, 2008. For our long term growth perspective and the purpose to incentivize our distributors, we lowered our average wholesale drugs price in a planned way. We expect our wholesale revenue will maintain at its current level with minimal growth in the remaining part of fiscal 2009.

•

For the three months ended June 30, 2009, retail revenues decreased by $885,111 or 24.29%. The decrease was primarily attributed to the slowdown in economy growth. The slowdown in the economy growth resulted in less non-essential health supplements being purchased. The Company also experienced a reduction in the sale of higher priced drugs in the second quarter of fiscal 2009. As a result, the Company generated less per store revenue. We expect our retail revenue will slightly increase in the remaining part of fiscal 2009.

•	For the three months ended June 30, 2009, other revenues decreased by $1,307,145 or 86.81%. The decrease in other revenues is attributed to the following:

	2009	2008
	(Unaudited)	(Unaudited)
Leasing revenues	$198,592	$184,756
Third-party manufacturing	-	1,221,102
Advertising revenues	-	-
Research and development and lab testing services	-	99,879
Total other revenues	$198,592	$1,505,737

•

We sublease certain portion of our retail stores and counter spaces to various other vendors and generate leasing revenue. The increase was primarily due to leasing more counter spaces to third parties as a result of higher demand of our counter spaces and the favorable RMB currency appreciation which converted our revenue in RMB into higher US dollar amounts. We expect the lease revenues will maintain at its current level with minimal growth in the remaining of 2009.

•

For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. We did not have any manufacturing contracts during the three months ended June 30, 2009. As a result, our third-party manufacturing revenue was zero. We do not expect to have new customers with large third party manufacturing contracts in the remaining part of fiscal 2009.

•

We receive advertising fee for the lease of counter and other space at our retail locations in Beijing. We did not have any advertising revenue during the three months ended June 30, 2009. Because the local government tightens the advertising rules and regulations in the pharmaceutical industry, we do not anticipate signing any advertisement contracts in the near future.

•

We performed research and development and lab testing projects for various third parties and performed drug testing and analysis. We did not provide any R&D testing services and drug testing and analysis work for third parties during the three months ended June 30, 2009. We do not anticipate having any new customers with large R&D and lab testing contracts in the near future.

Cost of Sales

Cost of sales includes raw materials, packing materials, direct labor, manufacturing costs, which includes allocated portion of overhead expenses such as Labor fee, utilities and depreciation indirectly related to product production, and related taxes. For the three months ended June 30, 2009, cost of sales amounted to $5,743,166 or approximately 42 % of total net revenues as compared to cost of sales of $9,696,718 or approximately 50% of total net revenues for the three months ended June 30, 2008. The decrease in cost of sales as a percentage of revenue was primarily contributed to better managed raw material and third party manufactured finished goods purchase prices and more efficient manufacture overhead controls.

Gross Profit

Gross profit for the three months ended June 30, 2009 was $7,888,563 or 58% of total net revenues, as compared to $9,688,894 or 50% of total net revenues for the three months ended June 30, 2008. The decrease in gross profit was attributed to the decrease in sales revenue. Although our gross profit dollar amount for the three months ended June 30, 2009 decreased as compared to our gross profit dollar amount for the three months ended June 30, 2008, our gross profit margin for the three months ended June 30, 2009 increased as compared to our gross profit margin for the three months ended June 30, 2008. The increase in gross profit margin was primarily contributed to our better managed raw material, lower purchase prices for third party manufactured finished goods and more efficient manufacture overhead controls. We expect our gross profit margin will remain in its current level with slight growth in the remaining period of fiscal 2009.

Operating Expenses

Total operating expenses for the three months ended June 30, 2009 were $2,570,338, a decrease of $4,318,497 or 62.69% from total operating expenses in the three months ended June 30, 2008 of $6,888,835. This decrease included the following:

For the three months ended June 30, 2009, selling expenses amounted to $1,801,235 as compared to $5,875,549 for the three months ended June 30, 2008, a decrease of $4,074,314 or 69.34% from the comparable period in fiscal 2008. For the three months ended June 30, 2009, we decreased the average unit price distributed to our distributors for our wholesale drugs compared to the average unit price distributed to our distributors for our wholesale drugs for the six months ended June 30, 2008. For our long term growth perspective and the purpose to incentivize our distributors, we lowered our average price distributed to our distributors in a planned way. Therefore, our distributors can get more profits from our lowered distribution price for the wholesale drugs. In addition, we started to transfer portion of our profits instead of paying commission to our distributors. As a result, our selling expenses decreased significantly. We expect our selling expenses will maintain at its current level with minimal growth in the remaining part of fiscal 2009.

For the three months ended June 30, 2009, we did not have any research and development expenses. So, as compared to $471,243 for the three months ended June 30, 2008, a decrease of $471,243 or 100% from the comparable period in 2008. In late 2007, we entered into several research and development agreements with third parties for the design, research and development of designated pharmaceutical projects. We fulfilled these research and development agreements by June 30, 2008. We did not enter into any new research and development agreement in the second half of fiscal 2008 and in the first half of fiscal 2009. As a result, expenses related to research and development project is zero during the three months ended June 30, 2009.

For the three months ended June 30, 2009, general and administrative expenses were $769,103 as compared to $542,043 for the three months ended June 30, 2008, an increase of $227,060 or 41.89% from the comparable period in fiscal 2008. These changes are summarized below:

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Salaries and related benefits	$151,986	$274,986
Amortization and depreciation expenses	242,930	23,294
Rent	75,537	78,275
Travel and entertainment	51,225	17,277
Professional fees	81,081	130,638
Other	166,344	17,573
Total	$769,103	$542,043

The changes in these expenses from the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 included the following:

•

Salaries and related benefits decreased $123,000 or 44.73% primarily due to a decrease in salaries and bonuses paid to administrative personnel. We continue our efforts to control corporate spending. As a result, the salaries and related benefits costs decreased accordingly.

•

Depreciation on our fixed assets and amortization of our intangible assets increased by $219,636 or approximately 942.89%, which is primarily attributable to the purchase of and amortization on new intangible assets in our fiscal 2009 and the purchase of and depreciation on additional fixed assets in our fiscal 2009.

•	Rent decreased by $2,738 or approximately 3.50%, which is primarily due to slight decrease in rent rate.

•

Travel and entertainment expenses increased by $33,948 or 196.49% which is primarily attributed to the increased spending in our travel in order to more efficiently manage our business and increased entertainment expenditure to enhance our visibility.

•

Professional fees decreased $49,557 or 37.93%, which is primarily attributable to the decrease in compensations paid to our attorney and decrease in payment for audit services and investor relations service.

•

Other general and administrative expenses, which includes postage, office expenses, other small amount and miscellaneous management fees, officers’ car insurance, meeting expenses, etc., increased by $148,771 or approximately 846.59%, which is primarily attributable to the increased spending in our meeting expense. Recently, we act as an agent for three new drugs. In order to manage our business more efficiently, especially, to arrange the purchase and sales of the three new drugs, we hosted many meetings for our customers and sales representatives in various areas. As a result, our other general and administrative expenses increased.

Income from Operations

We reported income from operations of $2,570,338 for the three months ended June 30, 2009 as compared to income from operations of $6,888,835 for the three months ended June 30, 2008, a decrease of $4,318,497 or approximately 62.69%.

Other Expense

For the three months ended June 30, 2009, total other expense amounted to $525,274 as compared to other expense of $620,150 for the three months ended June 30, 2008, a decrease of $94,876 or 15.30% from the comparable period in 2008. This change is primarily attributed to:

•

For the three months ended June 30, 2009, we recorded interest income of $44,793 as compared to $2,027 for the three months ended June 30, 2008, an increase of $42,766 or 2,109.82% which is primarily attributable to the interest paid by an employee who advanced from us for a few months and repaid the principal amount and accrued interest in full soon.

•

For the three months ended June 30, 2009, interest expense was $470,551 as compared to $522,660 for the three months ended June 30, 2008, a decrease of $52,109 or 9.97% which is primarily attributable to our warrants repricing in the second quarter of fiscal 2008. We did not have comparable activity in the second quarter of fiscal 2009. Therefore, our interest expense decreased accordingly.

Income Taxes

For the three months ended June 30, 2009, our income tax expense was $7,418. We did not need to accrue and pay any income tax in our fiscal 2008, because we got income tax exemption from National Taxation Bureau of PRC located in Fengtai District, Beijing, PRC on January 22, 2008.

Net Income, Other Comprehensive Income and Comprehensive Income

As a result of these factors, we reported net income of $4,785,533 for the three months ended June 30, 2009 as compared to net income of $2,179,909 for the three months ended June 30, 2008. This translates to basic and diluted net income per common share of $0.11, $0.10 and $0.05, $0.05 for the three months ended June 30, 2009 and 2008, respectively.

During the three months ended June 30, 2009, we reported an unrealized gain on foreign currency translation of $2,896, a decrease of $1,584,642 or approximately 99.82%, from the same period in 2008. These gains are non-cash items. As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from the process of translating the local currency financial statements into U.S. dollars are included in the consolidated statements of operations and can have a significant effect on our financial statements. As a result of this non-cash gain, we reported comprehensive income of $4,788,429 for the three months ended June 30, 2009 as compared to $3,767,447 for the comparable period in 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, fulfill its obligations and otherwise operate on an ongoing basis.

On June 30, 2009, we had a cash balance of $1,830,366. These funds are distributed in financial institutions located in following countries:

China	$1,830,283
USA	83
Total	$1,830,366

Our working capital position decreased $10,194,749 from 4,422,183 on December 31, 2008 to $ (5,772,566) on June 30, 2009. This decrease in working capital is primarily attributed to a decrease in accounts receivable net of allowance of approximately $4 million, a decrease in other receivable- related party of approximately $2.03 million, a decrease in inventories, net of reserve for obsolete inventories of approximately $1.01 million, a decrease in deferred debt issuance costs (current portion) of approximately $0.13 million, a decrease in accounts payable and accrued expenses of approximately $0.67 million, a decrease in other payable of approximately $0.17 million, a decrease in taxes payable of approximately $0.86 million, an increase in other payable of approximately $0.13 million, an increase in unearned revenue of approximately $0.15 million, an increase in due to related parties (current portion) of approximately $0.25 million and an increase in series A convertible redeemable preferred stock (current portion) of approximately $4.50 million.

On June 30, 2009, our accounts receivable, net of allowance for doubtful accounts, was $2,133,871 as compared to $6,132,912 on December 31, 2008, a decrease of $3,999,041. The decrease was primarily due to our strong collection effort which significantly improved our accounts receivable aging days. We expect our accounts receivable will maintain at the current level.

On June 30, 2009, our other receivable- related party was $0 as compared to $2,027,954 on December 31, 2008, a decrease of $2,027,954. The decrease was attributed to one loan made to our CEO to register a subsidiary in Inner Mongolia, China. In January 2009, our CEO repaid it in full to the Company, because the Company decided to set up a branch office instead of a subsidiary, thus the registered capital was not required.

On June 30, 2009, our inventories of raw materials, work in progress, packaging materials, finished goods and reserve for obsolete inventories totaled $2,775,382, a decrease of $1,012,420 from December 31, 2008. This change includes a decrease of $931,570 in raw materials and a decrease of $6,000 in packing materials and a decrease in finished goods of $74,850. We expect our inventory will maintain at its current level in the remaining period of fiscal 2009.

On June 30, 2009, we have a deferred debt costs of $265,378 as compared to $464,411 on December 31, 2008, a decrease of $ 199,033. The decrease was primarily attributed to the issuance of the series A convertible redeemable preferred stock and warrants to purchase 2,873,553 shares of the company’s common stock in February 2008 financing. We recorded a total deferred debt cost of $796,133 and started to amortize it in March 2008. The total of amortization for our deferred debt cost was $199,033 for the six months ended June 30, 2009.

On June 30, 2009, we have a property and equipment, net of accumulated depreciation, of $14,770,393 as compared to $7,554,817 on December 31, 2008, an increase of $7,215,576. The increase was primly attributed to the increased payments for our construction-in-progress of Inner Mongolia facility and Beijing office building (See note 4) offset by the 2009 depreciation on our fixed assets.

On June 30, 2009, we have a deposit on patent of $2,921,926 as compared to $2,917,919 on December 31, 2008, an increase of $4,007. We made the deposit on patent in order to acquire a new Chinese Class I anti-asthma medicine drug patent in accordance with a technology transfer agreement the Company entered into in April 2008. The increase is attributed to the favorable RMB currency appreciation which converted our deposit on patent in RMB into higher US dollar amounts.

On June 30, 2009, we have an installments on intangible assets of $38,958,041 as compared to $38,175,134 on December 31, 2008, an increase of $782,907. The increase was primarily attributed to our payments to acquire (i) a patent of a new Chinese Class I anti-asthma medicine drug in accordance with a technology transfer agreement the Company entered into in April 2008 and (ii) another patent of a new Chinese drug which cures Hormone-Diabetes according to a new drug patent transfer agreement the Company entered into in February 2009.

On June 30, 2009, we have an intangible assets, net of accumulated amortization, of $8,650,147 as compared to $1,231,730 on December 31, 2008, an increase of $7,418,417. The increase was primarily attributed to the purchase of a new drug certificate and intellectual property right for which we paid in full.

On June 30, 2009, we have an accounts payable and accrued expenses of $224,050 as compared to $895,283 on December 31, 2008, a decrease of $671,233. The decrease was primarily attributed to the decrease in accrued compensations for our CEO and board directors.

On June 30, 2009, we have other payables of $1,400,382 as compared to $1,274,882 on December 31, 2008, an increase of $125,500. The increase in other payables is primarily due to the increased payables for our construction-in-progress.

On June 30, 2009, we have a taxes payable of $4,159,405 as compared to $5,015,908 on December 31, 2008, a decrease of $856,503. The decrease in the taxes payable is primarily due to our payments for accrued unpaid taxes made to taxes authority in China.

On June 30, 2009, we have an unearned revenue of $711,250 as compared to $565,629 on December 31, 2008, an increase of $145,621. The increase was primly attributed to the RMB currency appreciation which converted our unearned revenue in RMB into higher US dollar amounts.

Our balance sheet dated June 30, 2009 also reflects a balance due to related parties of $2,235,475, which was a working capital advance made to us by our president, vice-president and an officer of the Company and a Board member as well as an amount payable of approximately $1 million related to an assignment agreement as discussed elsewhere in this report. These advances are non-interest bearing and are due on demand. We are currently repaying these balances as operating cash become available.

On June 30, 2009, we have a series A convertible redeemable preferred stock of $4,503,010 as compared to $3,652,341 on December 31, 2008, an increase of $850,669. The increase was primarily attributed to the amortization of discount on convertible redeemable preferred stock of $600,669 and the issued additional convertible redeemable preferred stock of $400,000 as dividend and the conversion of convertible series A convertible redeemable preferred stock of $150,000.

Our balance sheet dated June 30, 2009 also reflects notes payable to related parties of approximately $5 million due on December 30, 2015 which is a working capital loan made to us on December 31, 2005 by the Company’s Chief Executive Officer, two employees of the Company and a Board member. These loans bear the interest based on a floating annual interest rate, which is 80% bank interest rate of the day and are unsecured. During the six months ended June 30, 2009, we did not repay any portion of these loan balances.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets on June 30, 2009 and December 31, 2008 and does not necessarily reflect changes in assets and liabilities reflected on our cash flow statement, for which we use the average foreign exchange rate during the period to calculate these changes.

Net cash provided by operating activities for the six months ended June 30, 2009 was $16,337,799 as compared to net cash provided by operating activities of $4,742,275 for the six months ended June 30, 2008. For the six months ended June 30, 2009, net cash provided by operating activities was primarily attributed to a decrease in accounts receivable of $4,008,383, decrease in inventories of $1,017,856, decrease in prepaid expenses and other current assets of $2,101,008, increase in unearned revenue of $541,327 and increase in due to related parties of $118,685 and the add back of net income of $8,353,635, depreciation and amortization of $725,308, amortization of deferred debt issuance costs of $199,033, amortization of discount on convertible redeemable preferred stock of $600,669, amortization of prepaid expense attributable to warrants of $14,849 and stock-based compensation of $109,334 offset by recognition of unearned revenue of $396,450, decrease in accounts payable and accrued expenses of $22,506, decrease in other current payables of $169,743 and decrease in taxes payable of $863,589. For the six months ended June 30, 2008, net cash provided by operating activities was attributed primarily to a decrease in accounts receivable of $946,083, a decrease in prepaid and other current assets of $986,132, an increase in accounts payable and accrued expenses of $224,627, an increase in value-added and service taxes payable of 1,381,155, an increase in unearned revenue of $74,796 and the add back by the net income of $3,176,008, the add back of depreciation and amortization of $307,713, amortization of debt discount of $208,355, amortization of debt issuance costs of $162,029, stock based compensation of $270,245 and the amortization of discount on convertible redeemable preferred stock of $338,838, and decrease in allowance for doubtful accounts and sales return of $14,101 offset by an increase in inventories of $3,358,488.

Net cash used in investing activities for the six months ended June 30, 2009 amounted to $15,787,717. For the six months ended June 30, 2009, net cash used in investing activities was attributed to the payment for installments on intangible assets of $8,621,660 and the purchase of property and equipment of $7,166,057. For the six months ended June 30, 2008, net cash used in investing activities was attributed to the deposit on patent right of $2,827,814, the payment for installments on intangible assets of $5,862,059 and the purchase of property and equipment of $217,982.

Net cash provided by financing activities was $0 for the six months ended June 30, 2009. Net cash provided by financing activities was $2,786,003 for the six months ended June 30, 2008 and was attributed to the receipt of net proceeds of $5,000,000 from our private financing and proceeds from related party advances of $774,571 offset by repayments on convertible debt of $2,520,000 and debt issuance costs of $468,568.

We reported a net increase in cash for the six months ended June 30, 2009 of $551,558 as compared to a net decrease in cash of $1,156,513 for the six months ended June 30, 2008.

In 2007, we made advanced approximately $2 million to Lotus East, which was used as its working capital. We obtained the funds to make the loan out of the net proceeds received from the sale of $3 million principal amount our convertible debt in February 2008. These advances are unsecured and interest free. During the first quarter of 2008, we used a portion of the proceeds from the sale of Preferred Shares to satisfy these notes, lent Lotus East an additional $1.6 million and retained the balance to fund our operating expenses. We have no operations other than the Contractual Arrangements with Lotus East and, accordingly, we are dependent upon the quarterly service fees due to us to provide cash to pay our operating expenses. Such payments have not been tendered to us and those funds are being retained by Lotus East to fund their operations. As of June 30, 2009, Lotus East owed us approximately $33.23 million for such fees and we do not know when such funds will be paid to us. Our CEO is also the CEO and principal shareholder of Lotus East. Accordingly, we are solely reliant upon his judgment to ensure that the funds advanced to Lotus East will be repaid to us. If these funds should not be repaid, or if Lotus East use the funds for options and does not pay the quarterly service fee due to us under the Contractual Arrangement, it is possible that we will not have sufficient funds to pay our operating expenses in future periods.

Other than our existing cash, we currently have no other alternative source of working capital. We believe that our working capital may not be sufficient to fund our current operations for the next 12 months and we estimate that we will require an additional working capital of at least $350,000 to fund our current operations for the next 12 months. Lotus East has historically funded its capital expenditures from their working capital and has advised us that they believe this capital is sufficient for their current needs. Lotus East has contractual commitments for approximately $57.15 million related to a Technology Transfer Agreement and the construction of the new manufacturing facility and a New Drug Patent Transfer Agreement. While it intends to fund the costs associated with the Technology Transfer Agreement and the New Drug Patent Transfer Agreement and a portion of the construction of the new manufacturing facility with its existing working capital, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. In addition, its ability to fully fund the costs associated with the new manufacturing facility is materially dependent upon its ability to secured bank financing and/or government grants. As the banking industry is tightening the credit/lending policy, we expect the bank financing will become more challenging and the time to obtain the bank funding might be longer than expected. Although the Chinese government has recently announced an economic simulation plan, there is no guarantee that we will be awarded the government grant successfully. Since it has no firm commitments for either, while its management believes the company will be successful in securing the necessary funding through its increasing revenue, quicker collections on receivables, current discussions with various commercial banks. There are no assurances that the funding will be available in the amounts or at the time required to meet Liang Fang’s commitment. In the event Lotus East is not successful in obtaining the funds it needs for the Technology Transfer Agreement and the New Drug Patent Transfer Agreement, it is possible that it could default under the terms of the agreement and forfeit any funds paid to date. If Lotus East is not successful in obtaining all of the funding necessary to complete the construction of the new facility, which is estimated to be approximately $51 million, it would get back approximately $36 million spent to date, including the approximately $32.7 million for the installments on the land use rights, which is refundable if the Chinese local government would not grant it land use rights certificate.

However, the ability of Lotus East to raise any significant capital to expand their operations is very limited. We believe that it is in our best long term interests to assist Lotus East in their growth plans. Accordingly, it is likely that we will seek to raise working capital not only for our operating expense but also to provide capital to Lotus East for these projects as well as providing working capital necessary for its ongoing operations and obligations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company, particularly given the current conditions in the capital markets. If we are unable to raise sufficient capital for our operations, and we are no longer able to timely file our reports with the Securities and Exchange Commission, our common stock would no longer be eligible for quotation on the OTC Bulletin Board. As a result, our stockholders’ ability to liquidate their investment in our company would be adversely impacted. In addition, we could be deemed to have defaulted on our obligations with the purchasers of our Preferred Shares under various agreements we are a party to.

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

The following tables summarize our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Series A convertible redeemable preferred stock	$5,638,000	$5,638,000	$-	$-	$-
Related parties indebtedness	$7,298,870	$1,841,015	$394,460	$-	$5,063,395
Technology purchase obligations	$1,607,059	$1,607,059	$-	$-	$-
New drug patent purchase obligations	$438,288	$219,144	$219,144	$-	$-
Construction obligations	$55,101,683	$14,194,717	$40,906,966	$-	$-
Total contractual obligations	$70,083,900	$23,499,935	$41,520,570	$-	$5,063,395

Off-balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, however, we have agreed to guarantee loans for Lotus East, if required. As of the date of this report, we have not entered into any guarantee arrangements with Lotus East. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of June 30, 2009, due to material weaknesses that we identified in internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during our first half fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lotus Pharmaceuticals, Inc.

Date: August 10, 2009	By:	/s/ Zhongyi Liu
Zhongyi Liu
Chief Executive Officer and President, principal executive officer

Date: August 10, 2009	By:	/s/ Yan Zeng
Yan Zeng
Chief Financial Officer, principal financial and accounting officer