Form 10-K
period 2009-12-31
Lotus Pharmaceuticals, Inc.
filed 2010-03-31
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[√] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ____ to _____

Commission file number: 001-32581

LOTUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0507918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Cheng Zhuang Road, Feng Tai District, Beijing 100071, People’s Republic of China	n/a
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	86 (10) 63899868

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [√] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [√] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                 [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [√] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,259,403 on June 30, 2009.

As of March 30, 2010, the registrant had 50,863,217 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

LOTUS PHARMACEUTICALS, INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People’s Republic of China (“PRC”), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors” Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain a web site at www.lotuspharma.com. Information on this website is not a part of this annual report.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

Unless specifically set forth to the contrary, when used in this report the terms:

• ”Lotus,” “we,” “us,” “our,” the “Company,” and similar terms refer to Lotus Pharmaceuticals, Inc., a Nevada corporation formerly known as S.E. Asia Trading Company, Inc., and its subsidiary,

• ”Lotus International” refers to Lotus Pharmaceutical International, Inc., a Nevada corporation and a subsidiary of Lotus,

• ”Lotus Century” refers to Lotus Century Pharmaceutical (Beijing) Technology co., Ltd., a wholly foreign-owned enterprise (WFOE) Chinese company which is a subsidiary of Lotus,

• ”Liang Fang” refers to Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company formed on June 21, 2000,

• ”En Ze Jia Shi” refers to Beijing En Ze Jia Shi Pharmaceutical Co., Ltd., a Chinese limited liability company formed on September 17, 1999 and an affiliate of Liang Fang,

• ”Lotus East” collectively refers to Liang Fang and En Ze Jia Shi,

• ”Consulting Services Agreements” refers to the Consulting Services Agreements dated September 20, 2006 between Lotus and Lotus East.

• ”Operating Agreements” refers to the Operating Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

• ”Equity Pledge Agreements” refers to the Equity Pledge Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

• ”Option Agreements” refers to the Option Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

• ”Proxy Agreements” refers to the Proxy Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

• ”Contractual Arrangements” collectively refers to the Consulting Services Agreements, Operating Agreements, Equity Pledge Agreements, Option Agreements and the Proxy Agreements,

• ”China” or the “PRC” refers to the People’s Republic of China,

.”SFDA” refers to The State Food and Drug Administration,

• ”RMB” refers to the renminbi which is the currency of mainland PRC of which the yuan is the principal currency,

• ”2008” generally refers to the fiscal year ended December 31, 2008; and

• ”2009” generally refers to the fiscal year ending December 31, 2009.

PART I

ITEM 1. BUSINESS.

OVERVIEW

Lotus Pharmaceuticals, Inc.

We develop, manufacture, and sell pharmaceuticals in the PRC. We produce crude medicine and drugs in forms of tablets, capsules, granules, eye-drops, and freeze-dried powder injection. We have established markets for several drugs that are self-branded or self-patented, including (i) Maixin - valsartan capsules for the treatment of hypertension, (ii) Muxin – eye drops for the treatment of glaucoma and (iii) Yipubishan - octreotide Acetate Injection solution for the treatment of gastric ulcers. Our drug development is focused on the treatment of cerebro-cardiovascular disease, asthma, and diabetes. We have a nationwide sales network to directly and indirectly sell to hospitals, clinics and drugs stores in approximately 30 provinces in China. Additionally, through our 10 retail pharmacy locations in Beijing, China, we sell traditional Chinese and American medications and medical treatment equipment.

Corporate Structure

To be in compliance with China’s regulations on foreign ownership in the pharmaceutical industry and to consolidate the financial statements of our operating entities in Lotus East, we operate our business in China through the Contractual Arrangements with Lotus East. The contractual relationship among the above companies as follows:

Notwithstanding that Lotus, Liang Fang and En Ze Jia Shi are separate legal entities and the legal obligations of the parties are governed by the Contractual Arrangements, there is commonality of control between Lotus and Lotus East as set forth in the following table:

Name	Executive Officer/Director of Lotus	Principal Stockholder of Lotus	Stockholder of Liang Fang	Stockholder of En Ze Jia Shi
Dr. Liu Zhongyi	√	√	√	√
Mrs. Song Zhenghong [1]	√	√	√	√
Wenli Xian			√

(1) Mrs. Song Zhenghong is the spouse of Dr. Liu Zhongyi.

Based in Beijing, China, Lotus East is engaged in the production, trade and retailing of pharmaceuticals, focusing on the development of innovative medicines and investing in strategic growth to address various medical needs. Lotus East owns and operates 10 drug stores throughout Beijing, China that sell Western and traditional Chinese medications, and generate revenues from the leasing of retail space to third party vendors in its retail stores.

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

Under PRC laws, each of Lotus Century, Liang Fang and En Ze Jia Shi is an independent legal person and none of them is exposed to liabilities incurred by the other party. Other than pursuant to the Contractual Arrangements, Lotus East does not transfer any other funds generated from their respective operations to us.

On September 6, 2006, we entered into the following Contractual Arrangements:

Consulting Services Agreements. Pursuant to the exclusive Consulting Services Agreements we have the exclusive right to provide to Lotus East general pharmaceutical business operations services as well as consulting services related to the technological research and development of pharmaceutical products as well as general business operation advice and strategic planning (the “Services”). Under these agreements, we own the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Lotus East is to pay us a quarterly consulting service fees in RMB that is equal to Lotus East’s net profits to a designated bank account agreed by both parties.

Operating Agreements. Pursuant to the Operating Agreements we provide guidance and instructions on Lotus East’s daily operations, financial management and employment issues. The stockholders of Lotus East must designate the candidates recommended by us as their representatives on each of Lotus East’s Board of Directors. We have the right to appoint senior executives of Lotus East. In addition, we agreed to guarantee Lotus East’s performance under any agreements or arrangements relating to Lotus East’s business arrangements with any third party. Lotus East, in return, agreed to pledge its accounts receivable and all of its assets to us. Moreover, Lotus East agreed that without our prior consent, Lotus East would not engage in any transaction that could materially affect the assets, liabilities, rights or operations of Lotus East, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of these agreements is 10 years from September 6, 2006 and may be extended only upon our written confirmation prior to the expiration of the these agreements, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreements. Under the Equity Pledge Agreements, the stockholders of Lotus East pledged all of their equity interests in Lotus East to us to guarantee Lotus East’s performance of its obligations under the Consulting Services Agreements. If Lotus East or Lotus East’s stockholders breach its respective contractual obligations, we, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Lotus East’s stockholders also agreed that upon occurrence of any event of default, we will be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of Lotus East’s stockholders to carry out the security provisions of the Equity Pledge Agreements and take any action and execute any instrument that we might deem necessary or advisable to accomplish the purposes of The Equity Pledge Agreements. The stockholders of Lotus East agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The Equity Pledge Agreements expire two years after Lotus East’s obligations under the Consulting Services Agreements have been fulfilled.

Option Agreements. Under the Option Agreements, the stockholders of Lotus East irrevocably granted us or our designated person exclusive options to purchase, to the extent permitted under PRC law, all or part of the equity interests in Lotus East for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. We, or our designated person, have sole discretion to decide when to exercise the option, whether in part or in full. The term of these agreements is 10 years from September 6, 2006 and may be extended prior to their expiration by written agreement of the parties.

Proxy Agreements. Pursuant to the Proxy Agreements, Lotus East’s stockholders agreed to irrevocably grant a person to be designated by us with the right to exercise Lotus East’s stockholders’ voting rights and their other rights, including the attendance at and the voting of Lotus East’s stockholders’ shares at the stockholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and their Articles of Association, including but not limited to the rights to sell or transfer all or any of his equity interests of Lotus East, and appoint and vote for the directors and Chairman as the authorized representative of the stockholders of Lotus East. The term of these Proxy Agreements is 10 years from September 6, 2006 and may be extended prior to their expiration by written agreement of the parties.

On May 25, 2007, Lotus International’s wholly-owned foreign enterprise (WFOE) Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. (“Lotus Century”) was duly incorporated in Beijing, China. On August 20, 2007, an assignment agreement was signed between Lotus International and Lotus Century. Pursuant to the terms of the assignment agreement, Lotus Century was assigned all of Lotus International’s right, title and interest to control the management and voting and to be entitled to all of the profits and losses of Lotus East.

LOTUS EAST

Based in Beijing, China, Liang Fang is engaged in the production, trade and retailing of pharmaceuticals, focusing on the development of innovative medicines and investing in strategic growth to address various medical needs. Liang Fang owns and operates 10 drug stores throughout Beijing, China, that sell Western and traditional Chinese medications, and generate revenues from the leasing of retail space to third party vendors at its retail stores. En Ze Jia Shi is the sole manufacturer for Liang Fang and maintains facilities for the production of medicines, patented Chinese medicine, as well as the research and production of other new medicines.

Lotus East’s business is composed of three parts:

•	manufacturing and distribution of pharmaceutical products, including the manufacture of pharmaceutical products for other distributors (OEM manufacturing),
•	retailing of Western and traditional Chinese medications, and medical treatment equipment through retail locations; and
•	research and development as outlined below:

MANUFACTURING AND DISTRIBUTION OF PHARMACEUTICAL PRODUCTS

Lotus East’s production enterprise was located in the Chaoyang District of Beijing and covers a floor space of approximately 50,000 square feet until the end of November 2009 when Lotus decided to enhance its operations with a new production facility and office building so as to consolidate its previously separated operation units in Bejing. Lotus East intends to build a new production base in 2010. Until completed, production is outsourced to Shuanghe Pharmaceutical Group which is located near the existing facility. The new facility is designed to be similar to the previous plant, with it containing liquid phase, gas phase, spectrum, and mass spectrum equipment and a variety of types of purification and distilling equipment, all of which can be used for production and research and development of biochemical medicines, Chinese traditional medicines, chemical compound medicines, antibiotics and other new medicines. As one of the first enterprises to be authenticated by the National China Good Manufacturing Practices (GMP), Lotus East believes it has an advanced automatic pharmacy product line which is GMP authenticated under certificate numbers C0849, C0850, D1645, and G3452. In June 2009, Lotus East received a Good Supply Practices (GSP) certificate from the Chinese State Food & Drug Administration (SFDA). Medicines produced by Lotus East include:

•	crude medicine,
•	tablets,
•	capsules,
•	granules;
•	freeze-dried powder for injections and
•	eye drops.

Different production control zones are used with separated air conditioning system according to different production and control needs. Production and sale of its pharmaceuticals and wholesale distribution of third party manufactured pharmaceuticals is Lotus East’s largest and most profitable business and accounts for approximately 77.5% and 73.3% of our total net revenues in 2009 and 2008, respectively. Under various manufacturing contracts, Lotus East provides contract manufacturing services for several drug companies including the manufacture of product to their specifications.

Currently, Lotus East markets and sells its products only in PRC. Lotus East’s currently manufactures four branded drugs, and own intellectual property right to one branded drug produced by a third party. All of which are listed in China’s national medical insurance catalog. The five branded drugs include:

Valsartan

In 2000, Lotus East obtained approval from the State Food and Drug Administration (SFDA) of China to sell Valsartan as a raw material and as a capsule (brand name: Maixin). Among its best selling products, Valsartan is a drug that treats hypertension or high blood pressure. This product is globally recognized as the ideal anti-high blood pressure medication by the medical industry due to its most stable and longest lasting therapeutic effects and limited side-effects.

High blood pressure adds to the workload of the heart and arteries. If it continues for a long time, the heart and arteries may not function properly. This can damage the blood vessels of the brain, heart, and kidneys, resulting in a stroke, heart failure, or kidney failure. High blood pressure may also increase the risk of heart attacks. These problems may be less likely to occur if blood pressure is controlled. Valsartan works by blocking a substance in the body that causes blood vessels to tighten. As a result, Valsartan relaxes blood vessels. This lowers blood pressure and increases the supply of blood and oxygen to the heart. Lotus East’s goal is to make Valsartan a leading prescribed brand in its class of high blood pressure medications in the PRC.

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

Brimonidine Tartrate Eye Drops

Brimonidine Tartrate is a drug used to constrict adrenaline receptors, an important step in treating glaucoma. Lotus East sells Brimonidine Tartrate eye drops under its brand name “Muxin”. The drug was first put into market in the U.S. in 1998 and in August 2004, Lotus East received the rights to manufacture and release the drug in the Chinese market. A fast and long lasting therapeutic effect, very few side-effects, a very high exponent of cure and high endurement are prime features of the drug. It will produce no harmful effects of reducing blood pressure, resulting in calmness and so on, much like diazepam. The imported product of its kind is Alphagan and is produced by Allergan (Hangzhou) Pharmaceutical Co., Ltd. According to clinical experiments of People’s Hospital of Peking University and Tianjin Eye Hospital, Muxin and imported Alphagan have exactly the same curative effect but the side-effects of Muxin are fewer than Alphagan. As a result, Lotus East believes that its product has a stronger competitive advantage.

Lotus East holds manufacturing rights to produce Brimonidine Tartrate through August 2009. Lotus East estimates that other enterprises will not be able to replicate this product until March 2010, as it believes it takes at least 30 months to replicate an eye drop medicine. Currently, Lotus East holds approximately 50% of the total China market share for Brimonidine Tartrate. However, it does anticipate lowers gross margins profits after 2010.

Levofloxacin Lactate for Injection

Levofloxacin is a popular anti-bacterial drug for the treatment of mild, moderate, and severe infections caused by susceptible trains of the designated microorganisms in the conditions such as acute maxillary sinusitis, acute bacterial exacerbation of chronic bronchitis, community-acquired pneumonia, complicated and uncomplicated skin and skin structure infections, complicated and uncomplicated urinary tract infections, and acute pyelonephritis. Lotus East received the rights to manufacture and release the drug in the Chinese market in 2005. Lotus East currently sells Levofloxacin Lactate for Injection under its brand name “Junxin”. The imported product of its kind is manufactured by Japanese pharmaceutical company, Daiichi Pharmaceutical Co.. Lotus East currently holds approximately 3% of the total China market share for Levofloxacin. Levofloxacin is one of most widely used antibiotics in China and Lotus East believes this product will remain competitive through 2011.

Nicergoline for Injection

Nicergoline for Injection is a national medical insurance product, to which Lotus East has no trademark. It is an a-receptor blockage nerve system blood-brain medicine with a curative effect. On the cerebral level, it prompts a lowering of vascular resistance, an increase in arterial flow and stimulates the use of oxygen and glucose. Nicergoline also improves blood circulation in the lungs and limbs and has been shown to inhibit blood platelet aggregation. It is used to treat senile dementia, migraines of vascular origin, transient ischemia, platelet hyper-aggregability and macular degeneration. Lotus East received the rights to manufacture this product in 2006 and released the drug in the Chinese market in 2007. The estimated patient base for this product in China is approximately 30,000,000 people and Lotus East believes this product will remain competitive through 2011.

Lotus East also acts as a wholesale distributor to distribute various pharmaceutical products manufactured by third party manufactures. In 2009 and 2008, revenues from wholesale distribution of our four principal products (Valsartan, Brimonidine Tartrate Eyes Drops, Levofloxacin Lactate for Injection and Nicergoline for Injection) manufactured by Lotus East were approximately 40.5% and 45.2% of Lotus East’s total sales revenue, respectively.

With the implementation in China of macro-economic policy, the overall profit margin of medicines shall decrease. As of the date of this report, we can not estimate the effect of these economic policies on our results of operations.

Yipubishan -Octreotide Acetate Injection Solution

Yipubishan is a national medical insurance product. In December 2008, Lotus East entered into an intellectual rights transfer contract with Beijing Yipuan Bio-Medical Technology Co., Ltd. to acquire the drug Yipubishan, a highly effective and stable octreotide acetate injection solution, according to a clinical research report issued by Beijing Union Medical College Hospital Center for Clinical Pharmacology, used to treat the symptoms of gastric ulcers and hemorrhages of the upper digestive tract since 2004. Lotus East paid RMB 54 million (approximately $7.9 million) for the intellectual property rights of Yipubishan. Yipuan has a manufacturing agreement with Beijing Si Huan pharmaceutical Co., Ltd. to manufacture Yipubishan. Si Huan continues to manufacture Yipubishan for Lotus East after Lotus East purchased the intellectual property rights of Yipubishan. Hence, Yipubishan’s current packaging will not be changed.

Lotus East also acts as a wholesale distributor to distribute various pharmaceutical products manufactured by third party manufacturers. The third party manufactured products are:

Product Name	Type of Distribution Rights
Recombinant Human Erythropoietin Injection	Exclusive Distribution Rights
Recombinant Human Granulocyte Colony Stimulating Factor Injection	Exclusive Distribution Rights
Recombinant Human Interleukin-2 for Injection	Exclusive Distribution Rights
Cervus and Cucumis Polypeptide Injection	Exclusive Distribution Rights
Potassium Aspartate and Magnesium Aspartate for Injection	Non-exclusive Distribution Rights
Deproteinized Calfblood Extractives Injection	Non-exclusive Distribution Rights
Cefotaxime Sodium For Injection	Non-exclusive Distribution Rights
Ningxinyishen oral liquid	Non-exclusive Distribution Rights
Double Coptis Root oral liquid	Non-exclusive Distribution Rights
Qingkailing effervescing agent	Non-exclusive Distribution Rights

The ten prescription drugs produced by third parties are covered under National Health Insurance Policy.

Currently, we plan to add more distributors to our nationwide sales channels. Our sales representatives are experienced with medical education backgrounds and are located in our ten regional sales centers providing sales and post-sales services to our customers. We attempt to add new direct sales channels, such as hospitals. We intend to add some kinds of prescription drugs to our wholesale channel. Further, the rapid increase in the disposable income, government-backed healthcare spending and the number of elderly people in China in recent years have primarily resulted in an increasing spending on prescription and OTC medicines in China. Therefore, we estimate our wholesale revenue will increase in fiscal 2010.

Technology Transfer Agreement

On April 25, 2008 En Ze Jia Shi entered into a Technology Transfer Agreement with Dong Guan Kai Fa Biologicals Medicine LTD (“Dong Guan”) pursuant to which Dong Guan agreed to transfer the technology material, new medicine research and rights to the Chinese patent of the anti-asthma new medicine R-BM to En Ze Jia Shi on an exclusive basis in exchange for a transfer technology fee of approximately $7.02 million (RMB 48 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

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

In addition to the technology transfer fee, Dong Guan is entitled to annual payments equal to 3% of the product’s annual sales in the prior year beginning in following year after the medicine is produced and marketed and continuing until August 2020, the expiration date of the patent. The agreement further requires En Ze Jia Shi to complete various stages of the process in accordance with an established schedule with anticipates the introduction of the product to market during 2014. En Ze Jia Shi, however, anticipates that the product will be launched in 2013 assuming the approval of SFDA can be obtained.

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia Shi has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia Shi guaranteed that the grant monies will be shared equally by both parties. As of the report date, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia Shi should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

New Drug Patent Transfer Agreement

In February 2009, one of our affiliates, En Ze Jia Shi, entered into a New Drug Patent Transfer Agreement with Beijing Huicheng Ruixiang Pharmaceutical Technology Co. LTD (“Huicheng”) pursuant to which Huicheng agreed to transfer the patent technology and related research materials about the Chinese drug of Gliclazide-Controlled Released Tablets to En Ze Jia Shi on an exclusive basis in exchange for a transfer patent fee of approximately $1.3 million (RMB 9 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

•	Finish other needed related technical materials of this new medicine and providing the legal invoice for raw materials and purchase agreement etc.,
•	Provide enough raw materials, of which amount should ensure Huicheng to successfully prepare new medicine of 100,000 dosage units, and standard samples for experiments and research,
•	Provide the choice basis and quality standards of the package materials,
•

Pay for organization, seal, signature, field-exam, registration and related fees including registration and examination fees, registration evaluation fees etc. for the new medicine registration materials

•	Complete clinical research and paying related fees if the new medicine is required for clinical research,
•	Make payment to Huicheng according to specific schedule mentioned in the agreement.

In addition to the payment of the patent transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at proximately $293,000 million (RMB 2 million). En Ze Jia Shi, however, anticipates that the product will be launched in 2011 assuming the approval of SFDA can be obtained. Lotus East intends to use its working capital to fund the project costs.

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

•	Provide the new medicine registration samples with 100,000 dosage units,
•	Supplement and improve the technical materials according to the requirement of the Evaluation Center of Chinese State Drug Administration.

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•	Approximately $0.9 million (RMB 6 million) is due by the 90th business day following the receipt of the Notice of China Accepted Patent and Notice of Medicine Registration Application,
•	Approximately $0.2 million (RMB 1.5 million) is due by the 30th business day after the receipt of the medicine’s clinical ratification document,
•	Approximately $0.2 million (RMB1.5 million) is due by the 30th business day after the production ratification from the SFDA is obtained.

En Ze Jia Shi made the first installment of approximately $0.9 million (RMB 6 million) to Huicheng in May 2009 which is to be returned to En Ze Jia Shi if it can not obtain the production ratification from the SFDA due to any fault caused by Huicheng.

RETAIL DRUGSTORES

Lotus East owns and operates 10 drug stores throughout many different districts of Beijing, including:

•	Xin Zhong Tai Drugstore
•	Nan Gong Drugstore
•	Wan Shou Road Drugstore
•	He Ping Li Drugstore
•	Feng Lin Lv Zhou Drugstore
•	Youth Lake Drugstore
•	Capital Airport Drugstore
•	Yong An Zhong Sheng Drugstore
•	Cheng Zhuang Road Drugstore
•	Feng Tai Drugstore

These 10 drug stores all offer in excess of 8,000 types of Western and traditional Chinese medicines, and medical treatment items. The drug stores attempt to compete according to lower pricing and more efficient distribution and management practices.

Through its retail operations, Lotus East also generates revenue through the lease of store front areas to various merchants in the retail pharmacies.

THE CHINESE MARKET FOR DRUGS

According to PRC National Bureau of Statistics and PRC National Population & Family Planning Commission statistics, currently, the Chinese market trends which support Louts East’s future growth include:

•	Strong demand for pharmaceuticals due to growing affluence, larger middle class, and aging population;
•	Elderly (60+) has grown from 130 million 10.5% of population) in 2000 to 144 million (11%) in 2005, and to reach 17 million (12.6%) by 2010;
•	Healthcare spending by the elderly is 5X higher;
•	Age profile for cardio-cerebro vascular disease has moved from the elderly to younger ages;
•	Growing government support for Chinese healthcare industry;
•	Higher government investment in the rural China; and
•	Government’s Universal Health Plan package of $123 billion delivered by next three years.

Currently, hospitals distribute 80% of drugs in China and there are about 10,000 wholesalers in China who take a large portion of profit margin from sold drugs. China lacks the infrastructure for the development of a national distribution system for drug distribution. Further, China government’s healthcare reform has begun to take into effect which includes: (i) promoting separation of prescribing and dispensing functions; (ii) encouraging development of pharmacies; and (iii) limiting over-prescription and reducing exorbitant hospital mark-ups and abating corruption. Therefore, many Chinese domestic companies have begun to build chain drug store networks through acquisition. Moreover, there is a trend to consolidate China’s fragmented pharmaceutical industry in China based on the following factors:

•

There are approximately 4,000 pharmaceutical manufacturers in China. The average revenue of each pharmaceutical manufacturer is approximately $7 million and the average R&D of each pharmaceutical manufacture is approximately 5% of average revenue of each pharmaceutical manufacturer. Hence, it is hard to form a leadership in China pharmaceutical industry due to the lack of innovation;

•	Since GMP certification compliance announced that, the number of drug manufactures was reduced from 6,000 to less than 4,000 in 2009 and we expect that this number will continue to decrease
•	Market-driven competition may eliminate smaller companies.

As a result, the characteristics of future market leaders may be: (i) well-established nationwide sales and distribution network; (ii) strong product development capabilities; and (iii) access to capital. Lotus East believes it is well-positioned to emerge as leader in the industry.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND LOTUS EAST’S CUSTOMERS

Currently, Lotus East’s national sales network includes:

•	Direct sales of prescription drugs in 42 hospitals (33 hospitals are in Anhui province; 9 hospitals are in Inner Mongolia),
•

10 regional centers use 60+ third party independent distributors to reach hospitals, clinics, drug stores in 1st, 2nd, 3rd tier cities, and remote villages. A regional sales director for each regional center teamed with 3-10 salespeople.

Lotus East’s ten regional centers include:

•	Mongolia Regional Center
•	Anhui Regional Center
•	Guangdong Regional Center
•	Central Regional Center
•	Northern Regional Center
•	Eastern Regional Center
•	South Western Regional Center
•	North Eastern Regional Center
•	Guangxi Regional Center
•	North Western Regional Center

Lotus East plans to increase its distribution in regions throughout China including Beijing, Inner Mongolia, and Anhui. The Company’s sales force will be expanded to increase direct sales of pharmaceuticals to hospitals. The Company is examining acquisition of companies that make direct sales to hospitals in regions with high barriers to entry.

Lotus East sells four branded prescription drugs produced and packaged by En Ze Jia Shi (brand name: Maixin, Junxin, Muxin, Ni Mai Jiao Lin) and one branded prescription drug produced and packaged by Si Huan Pharmaceutical Co., Ltd. (brand name: Yipubishan) by its direct sales channel. Lotus East owns the intellectual property rights for the five prescription drugs. Lotus East’s drug products are also sold through its retail drug stores. Lotus East sells over 8,000 kinds of drugs through its 10 regional centers channel.

Lotus East recognizes the importance of branding as well as packaging. All of its products bear a uniform brand but it also brands and packages its products with specialized designs to differentiate the different categories of its products. Lotus East relies on a combination of trademark, copyright and trade secret protection laws in PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and its brand. Lotus East intends to apply for patent protection of certain of its special technologies to protect our core technologies. There are no assurances, however, that if such applications are made that the patents will be granted. Lotus East also enters into confidentiality, non-compete and invention assignment agreements with its employees and consultants and nondisclosure agreements with third parties. “Maixin”, “Muxin”, “En Ze Jia Shi” and “Liang Fang” are its registered trademarks in the PRC.

Lotus East conducts promotional marketing activities to publicize and enhance the company’s image as well as to reinforce the recognition of its brand name, including:

•	publishing advertisements and articles in national as well as specialized and provincial pharmaceutics and Biotech newspapers and magazines, and in other media, including the Internet;
•	participation in national meetings, seminars, symposiums, exhibitions for bio-pharmaceutical and other related industries;
•	organizing cooperative promotional activities with distributors;
•	Educational and seminar training sessions to physicians and pharmacists to introduce and explain our drugs; and
•	Establishment of an over the counter department to resell various retail pharmaceutical products to other third party pharmacies.

Excluding customers in its retail operations, Lotus East currently has over 200 customers, including over 30 direct customers in Beijing, Shanghai, Chongqing, Guangdong, Inner Mongolia, Ningxia, Henan, Hubei, Liaoning, Heilongjiang, Guangxi, Jiangsu, Hebei, Anhui, Yunnan, Sichuan, Shanxi provinces in the PRC. In fiscal 2009, we did not have any customer that accounted for over 10% of our revenues. In 2009, Lotus East spent $46,450 on advertising expenses as compared to $181,026 in 2008.

GROWTH STRATEGIES

Lotus East’s fiscal 2010 growth strategies include, but not limited to the following areas:

•

Expand sales network: Lotus East plans to add 15-20 more distributors by the end of 2010 to its nation-wide sales channels. Lotus East attends substantially every major drug expos in China. Lotus East’s sales representatives are experienced with medical education backgrounds, and are located in ten regional sales centers providing sales and post-sales services to its customers. Regional distributors come into contact with Lotus East through words of mouth and public information. Further, government hospitals are Lotus East’s important direct sales channels. Although Lotus East believes it will encounter high entry barriers to increase new additional hospitals direct sales channels, Lotus East attempts to add new hospital channels in fiscal 2010.

•

Increase quality drugs offering: Lotus East’s brand quality stems from its commitment to quality and efficacy of products. In case State Food and Drug Administration (“SFDA”) is slow in approving any of the drugs in the pipeline, Lotus East will attempt to produce drugs produced by third parties and sell them through its national sales force and network. By the end of 2010, Lotus East plans to sell approximately 20 kinds of prescription drugs including its current 15 prescription drugs. In addition, developing drugs to treat cardio-cerebrovascular, asthma and diabetes diseases remain the strategic focus in Lotus East’s pipeline development.

•

Geographic and production expansion: Production expansion is a part of Lotus East’s long term plan to tailor to its demand from drugs development. Lotus East intends to start building the main body of the new facility in Inner Mongolia in 2010 subject to obtaining financing and self-generated capital. As part of the plan, a wholesale center would be established in Inner Mongolia to facilitate the growing market demand for pharmaceutical drugs in Inner Mongolia and which in turn, we would hope, would serve the neighboring five Northwestern provinces.

Lotus East’s long-term growth strategies include:

•	Building strong brands;
•	Leverage economies of scale and cost reduction to gain market share;
•	Expanding distributors’ sales channels and increase retail sales via promotion;
•	Bringing new drugs into the market, such as: partner with top R&D institutions; focus on intellectual property acquisition and sponsoring SFDA application and clinical trial testing;
•	Increase sales of pharmaceutical equipment;
•	Expanding into Inner Mongolia in order to prepare for up-coming production of newly-approved drugs and reduce production cost and related taxes.

AGREEMENT WITH WU LAN CHA BU EMERGENCY HOSPITAL

On October 10, 2006, Lotus East entered into a five-year loan agreement and contract with Wu Lan Cha Bu Emergency Hospital whereby Lotus East agreed to lend to Wu Lan Cha Bu Emergency Hospital approximately $4.4 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan Cha Bu Emergency Hospital agreed that Lotus East would be the exclusive provider for all medicines and disposable medical treatment apparatus to it for a period of 20 years. In October 2006, Dr. Zhongyi Liu, our Chief Executive Officer and the Chairman and principal stockholder of Lotus East, loaned these funds to Wu Lan Cha Bu Emergency Hospital on behalf of Lotus East. Accordingly, on October 10, 2006 Lotus East entered into an assignment agreement whereby it assigned all of its rights, obligations, and receipts under the loan agreement to Dr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East. As compensation to Dr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Dr. Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East, Lotus East agreed to pay Dr. Liu an aggregate of approximately $1.3 million (RMB 9 million) to be paid in five equal annual installments of approximately $263,000 (RMB 1.8 million). In October 2006, we estimated the hospital construction project would be completed by 2009. As a result of delays in this construction project, we believe it will be completed in the summer of 2010 and that Lotus East will begin generating revenue from the hospital in late 2010.

COMPETITION

Vertically integrated pharmaceutical operations are still at an early stage of development in China due to heavy state involvement in the past and Lotus East believes that the industry is fragmented. Lotus East faces competition from domestic drug research and development companies and drug manufacturing companies which are growing rapidly. Its direct competitors are domestic pharmaceutical companies and new drug research and development institutes that have fairly strong research and development capabilities in new drugs such as Beijing Venture Biopharma Technology Co., Ltd., Fosun Group Co., Ltd., Zhuhai Lizhu and Beijing Nohua. Lotus East also faces competition of foreign companies who have strong proprietary pipeline and strong financial resources. These companies have significantly greater assets than Lotus East and have a larger current market share. Lotus East believes its advantage is its local distribution network and lower prices. Lotus East believes that it has good quality and technical manufacturing practices and generally has not experienced any quality control issue. Lotus East attempts to focus more on quality, and establishing long-term good cooperative relations with the Chinese Academy of Medical Sciences and the China Academy of Traditional Chinese Medicine and medicine test organizations. Lotus East believes that it is able to compete as a result of its extensive sales network and lower prices. Other than these competitors, most of Lotus East’s other competitors produce only one or two products.

RAW MATERIALS, THIRD PARTY MANUFACTURED FINISHED GOODS AND PRINCIPAL SUPPLIERS

Lotus East designs, creates prototypes and manufactures its products at its manufacturing facilities located at Beijing, PRC. Its principal raw materials include Brimonidine Tartrate, Levofloxacin Lactate, Nicergoline and Valsartan. The prices for these raw materials are subject to market forces largely beyond Lotus East’s control, including energy costs, organic chemical prices, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

Third party manufactured finished goods needed to Lotus East’s wholesale distribution channel and retail drugstores are relatively easy to purchase from a number of suppliers. While Lotus East does not have long-term contracts with these suppliers, Lotus East has long-term and good business relationship with them and these companies have generally met our supply requirements. Generally, the factors that affect third party manufactured finished goods price are market demand, freight costs and raw material price and labor fees, etc... The price of drugs in China, while unstable and beyond Lotus East’s control, historically did not affect Lotus East’s business significantly, because Lotus East pass along any significant change in drugs price to its customers. However, Lotus East can not guarantee that the present conditions of the drugs market will continue. Any significant rise in the price of or demand for drugs could have an adverse affect on our results of operations.

RESEARCH AND DEVELOPMENT

Lotus East places great emphasis on product research and development and it has established a research and development center. Lotus East’s research and development team is comprised of twelve individuals who are focused on developing new drugs and generic drugs, as well as monitoring and improving Lotus’s drugs sold in the market based on their market research. Lotus East also contracts third party research and development institutes to conduct various research and development on its behalf. Lotus East submitted seven drugs for the SFDA’s approvals prior to 2005. Lotus East anticipates that three of them could obtain SFDA’s approvals because the new guideline of SFDA indicates that invention of new drugs are encouraged over generic drugs. Lotus East intends to commercialize or license these drugs during 2011 and 2015. In 2007, Lotus East resumed its new drug research and development effort and started seven new research and development projects which are in different development stages. Lotus focuses on the research of Lovastatin, Verapmil Hydrochloride and Valsartan Controlled Release Tables. Major projects currently being undertaken at these centers focus on the following:

Drug Name	Target Treatment	Status (A)

Isosorbide Mononitrate-Sustained Release Tablets	Used for preventing angina (chest pain) caused by heart disease.	Pending SFDA approval
Gliclazide-Controlled Release Tablets	Used for control of hyperglycemia in gliclazide responsive diabetes mellitus of stable, mild, non-ketosis prone, maturity onset or adult type	Pending SFDA approval
Laevo-Bambutero	Used for the treatment of acute and chronic asthma	Pending SFDA approval
Total Hawthorn Flavonoids-Sustained Release Tablets (TCM, patent product)	Used to control high blood pressure	In development stage
Doxazosin-Controlled Release Tablets	Used for curing benign prostatic hyperplasia	In development stage
Nifedipine-Controlled Release Tablets	Used for curing hypertension and angina	In development stage
Lovastatin-Controlled Release tablets	Used for the treatment of hypolipidemic	In development stage
Simvastatin-Comtrolled Release tablets	Used for the treatment of hypolipidemic	In development stage
Verapamil Hydrochloride-Controlled Release Tablets	Used for curing variant angina and unstable angina	In development stage
Valsartan-Controlled Release Tablets	Used for curing high blood pressure	In development stage

(A) Subject to SFDA. Pending Administrative Protection and approval.

GOVERNMENT REGULATION

(A). General regulations related to the pharmaceutical industry in the PRC

The Drug Administration Law of the PRC governs Lotus East and its products. The State Food & Drug Administration of the PRC regulates and implements PRC drug laws. As a developer, producer and distributor of medicinal products, we are subject to regulation and oversight by the SFDA and its provincial and local branches. The Law of the PRC on the Administration of Pharmaceuticals provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products. Its implementing regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

•

Registration and approval of medicine: A medicine must be registered and approved by the SFDA before it can be manufactured. The registration and approval process requires the manufacturer to submit to the SFDA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use. To obtain the SFDA registration and approval necessary for commencing production, the manufacturer is also required to conduct pre-clinical trials, apply to the SFDA for permission to conduct clinical trials, and, after clinical trials are completed, file clinical data with the SFDA for approval. The SFDA has granted Lotus East six government permits for it to produce the following products: Valsartan capsules; the material of Valsartan; Levofloxacin Lactate for Injection; the material of Levofloxacin Lactate; Brimonidine Tartrate Eyes Drops with a density of 0.1; and Brimonidine Tartrate Eyes Drops with the density of 0.3.

•

New medicine: If a medicine is approved by the SFDA as a new medicine, the SFDA will issue a new medicine certificate to the manufacturer and impose a monitoring period which shall be calculated starting from the day of approval for manufacturing of the new medicine and may not exceed five years. The length of the monitoring period is specified in the new medicine certificate. During the monitoring period, the SFDA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. For new medicines approved prior to September 2002, the monitoring period could be longer than five years. As a result of these regulations, the holder of a new medicine certificate effectively has the exclusive right to manufacture the new medicine during the monitoring period.

•

Provisional national production standard: In connection with the SFDA’s approval of a new medicine, the SFDA will normally direct the manufacturer to produce the medicine according to a provisional national production standard, or a provisional standard. A provisional standard is valid for two years, during which the SFDA closely monitors the production process and quality consistency of the medicine to develop a national final production standard for the medicine, or a final standard. Three months before the expiration of the two-year period, the manufacturer is required to apply to the SFDA to convert the provisional standard to a final standard. Upon approval, the SFDA will publish the final standard for the production of this medicine. In practice, the approval for conversion to a final standard is a time-consuming process. However, during the SFDA’s review period, the manufacturer may continue to produce the medicine according to the provisional standard.

•

Transitional period: Prior to the latter of (1) the expiration of a new medicine’s monitoring period or (2) the date when the SFDA grants a final standard for a new medicine after the expiration of the provisional standard, the SFDA will not accept applications for an identical medicine nor will it approve the production of an identical medicine by other pharmaceutical companies. Accordingly, the manufacturer will continue to have an exclusive production right for the new medicine during this transitional period.

•

Continuing SFDA regulation: Pharmaceutical manufacturers in China are subject to continuing regulation by the SFDA. If the labeling or manufacturing process of an approved medicine is significantly modified, a new pre-market approval or pre-market approval supplement will be required by the SFDA. A pharmaceutical manufacturer is subject to periodic inspection and safety monitoring by the SFDA to determine compliance with regulatory requirements. The SFDA has a variety of enforcement actions available to enforce its regulations and rules, including fines and injunctions, recall or seizure of products, the imposition of operating restrictions, partial suspension or complete shutdown of production and criminal prosecution.

(B). Pharmaceutical product manufacturing, wholesale and retail sales.

•

Permits and licenses for pharmaceutical manufactures: A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the SFDA’s relevant branch. This permit is valid for five years and is renewable upon its expiration. Lotus East has the requisite approval and licenses from the Beijing SFDA in order to operate its production facilities. Lotus East does not anticipate any difficulty in renewing our pharmaceutical manufacturing permits upon expiration.

•

Good manufacturing practice: A pharmaceutical manufacturer must meet Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical products it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the SFDA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period. However, for a newly established pharmaceutical manufacturer that meets the GMP standards, the SFDA will issue a GMP certificate with only a one-year validity period. Lotus East is one of the first enterprises to be authenticated by the National China Good Manufacturing Practices (GMP).

•

Pharmaceutical distribution: A distributor of pharmaceutical products in China must obtain a pharmaceutical distribution permit from the relevant provincial or local SFDA branches. The distribution permit is granted if the relevant SFDA provincial branch receives satisfactory inspection results of the distributor’s facilities, warehouse, hygiene environment, quality control systems, personnel and equipment. A pharmaceutical distribution permit is valid for five years.

•

Good supply practice standards: The SFDA applies Good Supply Practice standards, or GSP standards, to all pharmaceutical wholesale and retail distributors to ensure the quality of distribution in China. The currently applicable GSP standards require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. A certificate for GSP standards, or GSP certificate, is valid for five years, except for a newly established pharmaceutical distribution company, for which the GSP certificate is valid for only one year. Lotus East received a GSP certificate from the Chinese State Food & Drug Administration on June 29, 2009.

•

Price controls: The retail prices of prescription and over-the-counter medicines that are included in the national medicine catalog are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, and provincial price control authorities, either in the form of fixed prices or price ceilings. The controls over the retail price of a medicine effectively set the limits for the wholesale price of that medicine. From time to time, the NDRC publishes and updates a national list of medicines that are subject to price control. Fixed prices and price ceilings on medicines are determined based on profit margins that the NDRC deems reasonable, the type and quality of the medicine, its production costs, the prices of substitute medicines and the extent of the manufacturer’s compliance with the applicable GMP standards. The NDRC directly regulates the price of some of the medicines on the list, and delegates the power to provincial price control authorities to regulate the remainder on the list. For those medicines under the authority of provincial price control authorities, each provincial price control authority regulates medicines manufactured by manufacturers registered in that province. Provincial price control authorities have the discretion to authorize price adjustments based on the local conditions and the level of local economic development. Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine and it must apply either to the NDRC, if the price of the medicine is nationally regulated, or to the provincial price control authorities in the province where it is registered, if the price of the medicine is provincially regulated. For a provincially regulated medicine, when provincial price control authorities approve an application, they will file the new approved price with the NDRC for confirmation and thereafter the newly approved price will become binding and enforceable across China.

•

Tendering requirement for hospital purchases of medicines: Provincial and municipal government agencies such as provincial or municipal health departments also operate a mandatory tendering process for purchases by state-owned hospitals of a medicine included in provincial medicine catalogs. These government agencies organize a tendering process once every year in their province or city and typically invite manufacturers of provincial catalog medicines that are on the hospitals’ formularies and are in demand by these hospitals to participate in the tendering process. A government-approved committee consisting of physicians, experts and officials is delegated by these government agencies the power to review bids and select one or more medicines for the treatment of a particular medical condition. The selection is based on a number of factors, including bid price, quality and manufacturer’s reputation and service. The bidding price of a winning medicine will become the price required for purchases of that medicine by all state-owned hospitals in that province or city. The tendering requirement was first introduced in 2001 and has since been implemented across China. We understand that the level of present implementation of the tendering requirement varies among different provinces in China.

•

Reimbursement under the national medical insurance program: As of March 2010, approximately 400 million people were enrolled into the National Medical Insurance Program. The Ministry of Labor and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the National Medical Insurance Program, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A National Medical Insurance Program participant can be reimbursed for the full cost of a Tier 1 medicine and 80 to 90% of the cost of a Tier 2 medicine. Although it is designated as a national program, the implementation of the National Medical Insurance Program is delegated to various provincial governments, each of which has established its own medicine catalog. A provincial government must include all Tier 1 medicines listed in the national medicine catalog in its provincial medicine catalog, but may use its discretion based on its own selection criteria to add other medicines to, or exclude Tier 2 medicines listed in the national medicine catalog from, its provincial medicine catalog, so long as the combined numbers of the medicines added and excluded do not exceed 15% of the number of the Tier 2 medicines listed in the national catalog. In addition, provincial governments may use their discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in their provincial medicine catalogs, but may not downgrade a nationally classified Tier 1 medicine to Tier 2. The total amount of reimbursement for the cost of prescription and over-the-counter medicines, in addition to other medical expenses, for an individual program participant in a calendar year is capped at the amount in that participant’s individual account. The amount in a participant’s account varies, depending upon the amount of contributions from the participant and his or her employer. Generally, program participants who are from relatively wealthier eastern parts of China and relatively wealthier metropolitan centers have greater amounts in their individual accounts than those from less developed provinces.

COMPLIANCE WITH ENVIRONMENTAL LAW

Lotus East complies with the Environmental Protection Law of China and its local regulations. In compliance with PRC environmental regulations, Lotus East did not have any expense in 2009 and 2008 on compliance with environmental regulations, principally for waste discharge processing and dust cleaning.

EMPLOYEES

As of the report filing date, Lotus East has over 312 employees (90 exclusive sales representatives, 65 retail store staff, 60 product marketing specialists including registered pharmacists, 45 administrative staff, 40 factory workers and 12 research and development staff), including 212 full time employees and 100 part time employees. All of these employees are all located in the PRC and who receive labor insurance. These employees are organized into a union under the labor laws of China and can bargain collectively with Lotus East. Lotus East believes it maintains good relations with its employees.

Lotus East is required to contribute a portion of its employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. It expects the amount of its contribution to the government’s social insurance funds to increase in the future as it expands its workforce and operations.

HISTORY OF OUR COMPANY

Lotus Pharmaceuticals, Inc. (“Lotus” or the “Company”), formerly S.E. Asia Trading Company, Inc. (“S.E.”), was incorporated on January 28, 2004 to sell jewelry and home accessories under the laws of the State of Nevada. S.E. operated as a retailer of jewelry, framed art and home accessories.

Lotus International was incorporated under the laws the State of Nevada on August 28, 2006 to develop and market pharmaceutical products in China. On September 6, 2006, S.E. entered into a definitive Share Exchange Agreement with Lotus International, whereby S.E. would acquire all of the outstanding common stock of Lotus International in exchange for newly-issued shares of S.E.’s stock to Lotus International’s stockholders. On September 28, 2006, Lotus International became S.E.’s wholly-owned subsidiary and Lotus International’s stockholders own the majority of S.E.’s voting stock. The acquisition of Lotus International by S.E. was accounted for as a reverse merger because on a post-merger basis, the former stockholders of Lotus International held a majority of S.E.’s outstanding common stock on a voting and fully-diluted basis. As a result, Lotus International is deemed to be the acquirer for accounting purposes.

We changed S.E.’s name to Lotus Pharmaceuticals, Inc. on December 6, 2006.

On May 25, 2007, Lotus International’s wholly-owned foreign enterprise (WOFE) Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. (“Lotus Century”) was incorporated in Beijing, China. On August 20, 2007, an assignment agreement was signed between Lotus International and Lotus Century. Lotus Century obtained assignment of Lotus International’s Contractual Agreements to control the management and voting and to take all the profits and bear all the losses of Lotus East.

ITEM 1.A RISK FACTORS

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this report before deciding to purchase our common stock. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

RISKS RELATING TO OUR OVERALL BUSINESS OPERATIONS

THE SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK HAS A MANDATORY CONVERSION AND WE MAY NOT HAVE SUFFICIENT FUNDS AVAILABLE TO PAY THE REDEMPTION AMOUNTS.

The Company can be required to redeem the Series A Convertible Redeemable Preferred Stock at the option of the holder for a period of 90 days beginning on February 25, 2010. The redemption price which is equal to $0.87 per share plus any accrued but unpaid dividends must be paid in cash, in one lump sum within one month from the end of the 90 day period. Assuming that sufficient funds are available to us to pay these redemption amounts, if one or more of the holders of the Series A Convertible Redeemable Preferred Stock should elect redemption of those shares, the payment of the redemption price will materially and adversely impact our liquidity. We anticipate that sufficient funds should be available as the aggregate redemption amount for the 2,847,623 shares of outstanding Series A Convertible Preferred Stock is $2,477,432 and accrued and unpaid dividend of approximately $49,500 and our cash on hand as of December 31, 2009 was $3,945,740 and our operations continue to be profitable. In addition, as described elsewhere herein, we are dependent on Lotus East to both pay our management fees on a current basis and to repay the amounts we have advanced that company.

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

The PRC government restricts foreign investment in pharmaceutical businesses in China. Lotus East holds the licenses and approvals necessary to operate its pharmaceutical business in China and through the Contractual Arrangements with Lotus East and its stockholders we substantially control Lotus East. Neither Lotus nor Lotus International, however, are engaged in any business or operations other than pursuant to the terms of the various Contractual Arrangements with Lotus East as described elsewhere in this report. All of Lotus East’s assets and operations are located in the PRC.

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

The Contractual Arrangements are also subject to enforcement under the laws of the PRC. Although we believe we comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke Lotus East’s business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

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

While pursuant to the Contractual Arrangements we have the ability to control the daily operations and financial affairs of Lotus East, appoint each of their senior executives and approve all matters requiring approval by their respective members, these actions on our behalf are determined by our Board of Directors. Dr. Liu, our CEO, and his wife Mrs. Song Zhenghong , are members of our Board of Directors and principal stockholders of our company and they are also officers, directors and principal stockholders of Lotus East. Conflicts of interests between their duties to our company and Lotus East may arise. Dr. Liu and Mrs. Zhenghong each have a duty of loyalty and care to us under Nevada law when there are any potential conflicts of interests between our company and Lotus East. We cannot assure you, however, that when conflicts of interest arise, Dr. Liu and or Mrs. Song will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Dr. Liu and/or Mrs. Song could violate their legal duties by diverting business opportunities from us to others.

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

RISKS RELATED TO LOTUS EAST’S BUSINESS

LOTUS EAST HAS ENTERED INTO SEVERAL CONTRACTUAL ARRANGEMENTS WHICH REQUIRE SUBSTANTIAL AMOUNTS OF CAPITAL. THESE USES OF CAPITAL COULD ADVERSELY IMPACT ITS ABILITY TO FUND OTHER SEGMENTS OF ITS ONGOING BUSINESS. LOTUS EAST WILL ALSO BE REQUIRED TO SECURE FINANCING OR GOVERNMENT GRANTS TO FUND A SUBSTANTIAL PORTION OF A CONTRACTUAL COMMITMENT. THERE ARE NO ASSURANCES THAT THE FINANCING OR GRANTS WILL BE AVAILABLE TO IT WHICH COULD CAUSE IT TO DEFAULT UNDER THE TERMS OF THE CONTRACT.

In April 2008 En Ze Jia Shi entered into a Technology Transfer Agreement related to rights associated with an anti-asthma medicine which requires the payment to the licensor of a fee of RMB 48 million (approximately $6.8 million) at various intervals as well as additional RMB 16 million (approximately $2.286 million) for costs associated to bring the drug to market. In June 2008 Liang Fang entered into a contract to build a new manufacturing facility in Inner Mongolia which requires a total capital investment of RMB 500 million (approximately $71.5 million). In December 2008, the contract was amended to permit Liang Fang to transfer the relevant land associated therewith if it should fail to complete the construction of the new plant in accordance with the terms of the contract.

While Lotus East intends to fund the costs associated with the Technology Transfer Agreement and a portion of the construction of the new manufacturing facility with its existing working capital, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. In addition, its ability to fully fund the costs associated with the new manufacturing facility is materially dependent upon its ability to secure bank financing and/or government grants.

LOTUS EAST’S SUCCESS DEPENDS ON COLLABORATIVE PARTNERS, LICENSEES AND OTHER THIRD PARTIES OVER WHOM WE HAVE LIMITED CONTROL.

Due to the complexity of the process of developing pharmaceuticals, Lotus East’s core business depends on arrangements with pharmaceutical institutes, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of its products. Its license agreements could obligate it to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications. There are no assurances that Lotus East will be able to establish or maintain collaborations that are important to its business on favorable terms, or at all.

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

Lotus East’s collaborative partners could pursue other technologies or develop alternative products that could compete with the products it is developing.

THE PROFITABILITY OF LOTUS EAST’S PRODUCTS WILL DEPEND IN PART ON ITS ABILITY TO PROTECT PROPRIETARY RIGHTS AND OPERATE WITHOUT INFRINGING THE PROPRIETARY RIGHTS OF OTHERS.

The profitability of Lotus East’s products will depend in part on its ability to obtain and maintain manufacturing rights and preserve trade secrets, and the period its intellectual property remains protected. Lotus East must also operate without infringing the proprietary rights of third parties and without third parties circumventing its rights. The patent positions of pharmaceutical and biotechnology enterprises, including Lotus East, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The biotechnology patent situation outside the U.S. is uncertain, is currently undergoing review and revision in many countries, and may not protect Lotus East’s intellectual property rights to the same extent as the laws of the U.S. Because patent applications are maintained in secrecy in some cases, Lotus East cannot be certain that it or its licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented products Lotus East develops. We cannot assure you that:

•	any of Lotus East’s patent applications will result in the issuance of patents;
•	Lotus East will develop patentable products;
•	the manufacturing rights Lotus East has been issued will provide it with any competitive advantages;
•	the patents of others will not impede Lotus East’s ability to do business; or
•	third parties will not be able to circumvent Lotus East’s patents.

There are no assurances that Lotus East will be able to meaningfully protect its trade secrets. We cannot assure you that any of Lotus East’s existing confidentiality agreements with employees, consultants, advisors or collaborators will provide meaningful protection for its trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Collaborators, advisors or consultants may dispute the ownership of proprietary rights to Lotus East’s products, for example by asserting that they developed the product independently.

LOTUS EAST MAY ENCOUNTER DIFFICULTIES IN MANUFACTURING ITS PRODUCTS.

Before Lotus East’s products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including GMP, production and quality control regulations. If Lotus East cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, it may not be able to conduct clinical trials, obtain regulatory approval or meet demand for its products. Production of Lotus East’s products could require raw materials which are scarce or which can be obtained only from a limited number of sources. If Lotus East is unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of its products could be delayed.

LOTUS EAST COULD NEED MORE CLINICAL TRIALS OR TAKE MORE TIME TO COMPLETE ITS CLINICAL TRIALS THAN WE HAVE PLANNED.

Clinical trials vary in design by factors including dosage, end points, length, and controls. Lotus East may need to conduct a series of trials to demonstrate the safety and efficacy of its products. The results of these trials may not demonstrate safety or efficacy sufficiently for regulatory authorities to approve Lotus East’s products. Further, the actual schedules for its clinical trials could vary dramatically from the forecasted schedules due to factors including changes in trial design, conflicts with the schedules of participating clinicians and clinical institutions, and changes affecting product supplies for clinical trials.

Lotus East relies on collaborators, including academic institutions, governmental agencies and clinical research organizations, to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products. Since these trials depend on governmental participation and the SFDA’s designated research institutes, Lotus East has no control over their timing and design than trials it sponsors. Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for Lotus East product releases. Such delays could reduce investors’ confidence in Lotus East’s ability to develop products, likely causing our share price to decrease.

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

Lotus East’s product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If Lotus East’s potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

•	the commercialization of Lotus East’s products could be adversely affected;
•	any competitive advantages of the products could be diminished; and
•	revenues or collaborative milestones from the products could be reduced or delayed.

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

In manufacturing Lotus East’s products it is required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. If Lotus East cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, it may not be allowed to develop or market the product candidates. If Lotus East fails to comply with applicable regulatory requirements at any stage during the regulatory process, it may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

COMPETITORS MAY DEVELOP AND MARKET PHARMACEUTICAL PRODUCTS THAT ARE LESS EXPENSIVE, MORE EFFECTIVE OR SAFER, MAKING LOTUS EAST’S PRODUCTS OBSOLETE OR UNCOMPETITIVE.

Some of Lotus East’s competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than it does. Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products Lotus East is developing. Alternative products may be developed that are more effective, work faster and are less costly than its products. Competitors may succeed in developing products earlier than Lotus East, obtaining approvals and clearances for such products more rapidly than Lotus East, or developing products that are more effective than those of Lotus East. In addition, other forms of treatment may be competitive with Lotus East’s products. Over time, Lotus East’s products may become obsolete or uncompetitive.

IF LOTUS EAST WERE SUCCESSFULLY SUED FOR PRODUCT LIABILITY, IT COULD FACE SUBSTANTIAL LIABILITIES THAT MAY EXCEED ITS RESOURCES.

Lotus East may be held liable if any product it develops, or any product which causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of pharmaceutical products. Lotus East does not have product liability insurance. If Lotus East chooses to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that it develops may be prevented or inhibited. If it is sued for any injury caused by its products, Lotus East’s liability could exceed its total assets.

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

LOTUS EAST’S SUCCESS DEPENDS ON ATTRACTING AND RETAINING QUALIFIED PERSONNEL.

Lotus East depends on a core management and scientific team. The loss of any of these individuals could prevent us from achieving our business objective of commercializing our product candidates. Lotus East’s future success depends in large part on its continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation. It faces competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If Lotus East’s recruitment and retention efforts are unsuccessful, its business operations could suffer.

LOTUS EAST MAY NOT BE ABLE TO MANAGE THE EXPANSION OF ITS OPERATIONS EFFECTIVELY, WHICH MAY HAVE AN ADVERSE EFFECT ON ITS BUSINESS AND RESULTS OF OPERATIONS.

The revenues from the production and sale of our current product offerings and the projected revenues from these products may not be adequate to support Lotus East’s expansion and product development programs. Lotus East will need substantial additional funds to expand its Inner Mongolia production facilities and Beijing complex building and obtain regulatory approvals. Lotus East will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. Lotus East could enter into collaborative arrangements for the development of particular products that would lead to its relinquishing some or all rights to the related technology or products. There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, Lotus East will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund Lotus East capital requirements would have a material adverse effect on its business, financial condition and results of operations.

WE MAY BE AFFECTED BY GLOBAL CLIMATE CHANGE OR BY LEGAL, REGULATORY, OR MARKET RESPONSES TO SUCH CHANGE.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products. Additionally, the sale of our products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the territories that we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our business and financial results.

RISKS RELATED TO DOING BUSINESS IN CHINA

BOTH OUR COMPANY AND LOTUS EAST MAY BE ADVERSELY AFFECTED BY COMPLEXITY, UNCERTAINTIES AND CHANGES IN PRC REGULATION OF PHARMACEUTICAL BUSINESS AND COMPANIES, INCLUDING LIMITATIONS ON OUR ABILITIES TO OWN KEY ASSETS.

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
•

Uncertainties relating to the regulation of the pharmaceutical business in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt Lotus East’s business, or subject it to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on it.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, pharmaceutical businesses in China, including our business.

ANY DETERIORATION OF POLITICAL RELATIONS BETWEEN THE UNITED STATES AND THE PRC COULD IMPAIR OUR FINANCING ACTIVITIES AND YOUR INVESTMENT IN US.

The relationship between the United States and the PRC is subject to fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our financing activities. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a adverse effect on our efforts to raise capital to expand our present business activities and your investment in us.

ADVERSE CHANGES IN ECONOMIC AND POLITICAL POLICIES OF THE PRC GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OVERALL ECONOMIC GROWTH OF CHINA, WHICH COULD ADVERSELY AFFECT LOTUS EAST’S BUSINESS.

All of Lotus East’s business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to:

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

PRICE CONTROLS MAY AFFECT BOTH OUR REVENUES AND NET INCOME.

The laws of the PRC provide for the government to fix and adjust prices. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

OUR OPERATIONS MAY NOT DEVELOP IN THE SAME WAY OR AT THE SAME RATE AS MIGHT BE EXPECTED IF THE PRC ECONOMY WERE SIMILAR TO THE MARKET-ORIENTED ECONOMIES OF OECD MEMBER COUNTRIES.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”), an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;
•	the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;
•	the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD;
•	the government of the PRC imposes price controls on certain products and our products may become subject to additional price controls; and
•

the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

WE MAY HAVE LIMITED LEGAL RECOURSE UNDER CHINESE LAW IF DISPUTES ARISE UNDER CONTRACTS WITH THIRD PARTIES.

Almost all of our agreements with our employees and third parties, including our supplier and customers, are governed by the laws of the PRC. The legal system in the PRC is a civil law system based on written statutes. Unlike common law systems, such as we have in the United States, it is a system in which decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE MAY NOT BE ABLE TO OBTAIN BUSINESS INSURANCE IN THE PRC, WE MAY NOT BE PROTECTED FROM RISKS THAT ARE CUSTOMARILY COVERED BY INSURANCE IN THE UNITED STATES.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

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

All of Lotus East’s assets are located outside the United States and all of its current operations are conducted in China. Moreover, the majority of our directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

FLUCTUATION IN THE VALUE OF RMB MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR INVESTMENT.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. All of Lotus East’s financial assets and its revenues and costs are denominated in RMB. We rely entirely on fees paid to us by Lotus East. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of the consulting fees payable to us by Lotus East. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to Lotus East, to the extent that it might need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

WE FACE RISKS RELATED TO HEALTH EPIDEMICS AND OTHER OUTBREAKS.

Lotus East’s business could be adversely affected by the effects of HINI virus or another epidemic or outbreak. Since all of our operations are in China, H1N1 virus, Asian Bird Flu or other epidemic in China in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of health epidemics or any other outbreaks.

RISKS RELATED TO HOLDING OUR SECURITIES

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS IN THE NEAR FUTURE.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends is within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

CERTAIN OF OUR OFFICERS AND DIRECTORS OWN A SUBSTANTIAL PORTION OF OUR OUTSTANDING COMMON STOCK, WHICH ENABLES THEM TO INFLUENCE MANY SIGNIFICANT CORPORATE ACTIONS AND IN CERTAIN CIRCUMSTANCES MAY PREVENT A CHANGE IN CONTROL THAT WOULD OTHERWISE BE BENEFICIAL TO OUR SHAREHOLDERS.

As of the report date, our directors and executive officers control approximately 51% of our outstanding shares of common stock. These shareholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us and this control could adversely affect the voting and other rights of our other shareholders.

BECAUSE THE OTC BULLETIN BOARD IS A QUOTATION SYSTEM, NOT AN ISSUER LISTING SERVICE, MARKET OR EXCHANGE, IT MAY BE DIFFICULT FOR YOU TO SELL YOUR COMMON STOCK OR YOU MAY NOT BE ABLE TO SELL YOUR COMMON STOCK FOR AN OPTIMUM TRADING PRICE.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

LEGISLATIVE ACTIONS AND PRTENTIAL NEW ACCOUNTING PRONOUNCEMENTS MAY IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes are likely to increase general and administrative costs and expenses. In addition, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

THE EXERCISE OF OUTSTANDING WARRANTS AND THE POSSIBLE CONVERSION OF THOSE OUTSTANDING REDEEMABLE PREFERRED STOCKS WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At March 31, 2010, we had 50,863,217 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding:

•	2,847,623 shares of our common stock issuable upon the possible conversion of the Series A Convertible Redeemable Preferred Stock;

•	up to an additional 56,952 shares of our common stock which are issuable to the Series A Convertible Redeemable Preferred Stockholders as dividend payments; and

•	4,001,999 of our common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $0.87 to $1.91 per share.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not adopted a code of ethics nor have we adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we were not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2009. Commencing by the fiscal year ended December 31, 2010, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. However, there can be no assurance that we will receive a positive attestation from our independent auditors. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A “PENNY STOCK” WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

As the trading price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

THE MARKET PRICE FOR OUR STOCK MAY BE VOLATILE AND THE VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the U.S. dollar and
•	general economic or political conditions in China.

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

ITEM 2. PROPERTIES.

Our principal executive offices are located in Liang Fang’s headquarters.

Lotus East leases all of its office and retail locations. Lease terms are generally one to fifteen years, with renewal options. All of its leases provide for a fixed annual rent. Lotus East intends to continue to lease all of its leases.

Lotus East has the following properties leased and owned in Beijing, China:

Property Location (District of Beijing, China)	Lease Expiration Period	Purpose
Fengtai District	December 31, 2010	Liang Fang warehouse
Fengtai District	September 18, 2010	Liang Fang headquarter
Fengtai District	May 17, 2019	Retail - Xinzhong Taita Pharmacy
Fengtai District	December 31, 2010	Retail - Nangong Pharmacy
Fengtai District	Month-to-Month (related party)	Retail - Chenzhuang Rd. Pharmacy
Haidian District	December 31, 2012	Retail - Wanshou Rd. Pharmacy
Dongcheng District	May 31, 2012	Retail - Qingnianhu Pharmacy
Dongcheng District	December 31, 2010	Retail - Hepingli Pharmacy
Chaoyang District	December 31, 2011	Retail - Capital Airport Pharmacy
Chaoyang District	Month-to-Month (related party)	Retail - Fenglinlvzhou Pharmacy
Fangshan District	December 31, 2010	Retail - Yonganzhongshen Pharmacy
Liujia Village	September 28, 2010	Retail Pharmacy
Chaoyang District	Property Owned by Lotus	En Zhe Jia Shi production and manufacturing facility

In fiscal 2009, Liang fang planned to construct a new building in Beijing. The new building will be set up on the land of 6700 square meters where Beijing En Ze Ji Shi currently is located. The permit to upgrade to industrial use of this parcel of land from the previous green-use was granted by Beijing Land Planning Bureau after the Company fully paid the required land value increment taxes in fiscal 2009. Currently, the Company’s administration office, sales office, R&D center and production base are widely separated in various districts of Beijing. After finishing the construction of the new building, we will relocate our operating units mentioned above into one concentrated area, which would help us run our business more efficiently. As of December 31, 2009, the Company has incurred approximately $14.56 million related to the new construction building which includes payments for design service, water supply and sewerage work, civil air-defense construction fees, heating systems and old building removal and additional payments for land payments for design service and additional payments for land. The amount has been included as construction in progress in the consolidated financial statements.

On June 3, 2008 Liang Fang entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District in Inner Mongolia. The new factory, which will be comprised approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s current manufacturing capacity. Liang Fang was subsequently granted the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters). The new facility, which will manufacture medical injection products, including 0.9% physiological saline injection, hydroxyethyl starch 130/0.4 injection and hydroxyethyl starch 200/0.5 injection, Qiang Yi Ji starch, a medical corn starch commonly known as O-2-hydeoxyethyl starch, dextran and additional pharmaceuticals, will require a total investment of RMB 623.66 million, or approximately $91 million. The construction began in August 2008 and stopped because priority of capital expenditure was given to the need to build the new building complex in Beijing as the relevant land was upgraded to industrial use. As of December 31, 2009, the Company has incurred approximately $39.7 million related to this project and the amount has been included as construction in progress of approximately $7 million and installments on intangible assets of approximately $32.7 million in the consolidated financial statements.

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

As of December 31, 2009, Liang Fang has paid approximately $39.4 million of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from those third party sources.

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

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the OTCBB under the symbol LTUS. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2008
First quarter ended March 31, 2008	$1.24	$0.54
Second quarter ended June 30, 2008	$1.30	$0.59
Third quarter ended September 30, 2008	$0.80	$0.30
Fourth quarter ended December 31, 2008	$0.44	$0.16

Fiscal 2009
First quarter ended March 31, 2009	$0.38	$0.13
Second quarter ended June 30, 2009	$0.65	$0.26
Third quarter ended September 30, 2009	$0.98	$0.40
Fourth quarter ended December 31, 2009	$1.35	$0.75

On the date immediately preceding the filing of this annual report, the last sale price of our common stock as reported on the OTCBB was $1.45.

STOCKHOLDERS

As of the report filing date, there were approximately 67 record owners of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Signature Stock Transfer, Inc, 2632 Coachlight Court, Plano, Texas 75093, and its telephone number is (972) 612-4120.

DIVIDEND POLICY

We have not paid cash dividends on our common stock since we became public through a reverse merger. We intend to keep future earnings to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.

Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and relevant factors that our board of directors may deem relevant. Our retained earnings limit our ability to pay dividends.

Payment of dividends will be within the sole discretion of our Board of Directors, subject to the limitations in the designations, rights and preferences of our Series A Preferred Stock, and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition.

Pursuant to the designations, rights and preferences of our Series A Preferred Stock each share pays a mandatory dividend at an annual rate of 8.00%, compounded annually, of the sum of:

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following private placements of the Company’s securities were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and/or, Rule 506 of Regulation D promulgated under the Securities Act. The Company did not use underwriters in any of the following private placements.

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

In June 2009, the Company issued in aggregate 60,000 shares of common stock to the six directors of the Company for services rendered and to be rendered from January 1, 2009 to December 31, 2009 as the Company’s Board of Directors’ members. The Company valued these common shares at the fair value on the grant date at $0.30 per share or an aggregate of $18,000. In connection with issuance of these shares, the Company recorded prepaid stock-based expenses of $18,000 and amortized it over the fiscal year of 2009.

In October 2009, the Company issued 1.25 million shares of common stock to Shihong Zhai in according to the consulting agreement dated October 22, 2009 between Liangfang and Shihong Zhai. The Company valued these common shares at the fair value on the grant date at $1.06 per share. In connection with the issuance of these shares, the Company recorded prepaid expense of $1,325,000 and will amortize it over the related service term. For the year ended December 31, 2009, the amortization amount related to it was $110,417.

In November 2009, the Company issued 1 million shares of common stock to Baocai Liu in according to a consulting agreement entered on November 20, 2009 between Liangfang and Baocai Liu. The Company valued these common shares at the fair value on the grant date at $0.96 per share. In connection with the issuance of these shares, the Company recorded prepaid consulting expense of $960,000 and will amortize it over its service period. For the year ended December 31, 2009, the amortization amount related to it was $53,333.

During the fiscal year of 2009, the Company issued an aggregate of 1,275,856 shares of common stock to various Series A convertible redeemable preferred stockholders in connection with the conversion of 1,275,856 shares of Series A preferred stock.

In January 2010, the Company issued an aggregate of 659,113 shares of common stock to Longview Fund LP for its 1,315,000 warrants at the exercise price of $0.87 per warrant, which such shares were issued as a result of cashless exercise.

In January 2010, the Company issued McLaughlin & Stern, LLP, warrants to purchase 150,000 shares of common stock at an exercise price of $1.91 per share in connection with legal services rendered.

In March 2010, the Company issued YA Global Master SPV Ltd. (“YA”) an aggregate of 208,117 shares of its common Stock as a commitment fee of $300,000 in connection with a Standby Equity Distribution Agreement entered into with YA.

In March 2010, the Company issued Gragnola Limited an aggregate of 200,000 shares of common stock in connection with corporate affairs and development services to be rendered. The stock was valued at the fair value of $1.38 per share on the grant date.

Between January and February of 2010, the Company issued an aggregate of 2,489,655 shares of common stock to various Series A convertible redeemable preferred stockholders in connection with the conversion of 2,489,655 shares of Series A preferred stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We develop, manufacture, and sell pharmaceuticals in the PRC. We produce crude medicine, and drugs in forms of tablets, capsules, granules, eye-drops, and freeze-dried powder injection. We have established markets for several drugs that are self-branded or self-patented, including: (i) Maixin - Valsartan capsules for the treatment of hypertension, (ii) Muxin – eye drops for the treatment of glaucoma and (iii) Yipubishan - Octreotide Acetate Injection solution for the treatment of gastric ulcers. Our drug development is focused on the treatment of cerebro-cardiovascular disease, asthma, and diabetes. We have a nation-wide sales network to directly and indirectly sell to hospitals, clinics and drugs stores in 30 provinces in China. Additionally, through our 10 retail pharmacy locations in Beijing, China, we sell traditional Chinese and American medications and medical treatment equipment.

When used in this section, and except as may be set forth otherwise, the terms “we,” “us,” “ours,” and similar terms includes Lotus and its subsidiary Lotus International as well as Lotus East.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation, etc. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which from the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), and ASC 605 “Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the average method. Inventory consists of raw material, packaging material, work-in-process, finished capsules, liquids, finished oral suspension powder and other western and traditional Chinese medicines and medical equipment. At least on a quarterly basis, we review our inventory levels and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. Inventory levels are evaluated by management relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.

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

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recorded a one-time impairment loss of approximately $1,719,884 during the year ended December 31, 2009.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property and equipment are as follows:

Buildings and leasehold improvement	20 to 40 years
Manufacturing equipment	10 to 15 years
Office equipment and furniture	5 to 8 years

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and depreciation for facilities related to research and development activities and salaries paid for the development of our products and fees paid to third parties. We had no research and development expenses during the year ended December 31, 2009.

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

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company is currently evaluating the impact of this ASU, however, The adoption of this ASU does not have any material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2)  Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and affiliates is the Chinese Reminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2009 and 2008 were translated at 6.8372 RMB to $1.00 and at 6.8542 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2009 and 2008 were 6.84088 RMB and 6.96225 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Total Net Revenues

Total revenues for the year ended December 31, 2009 were $57,824,645 as compared to total revenues of $73,803,029 for the year ended December 31, 2008, a decrease of $15,978,384 or approximately 21.7%. For the years ended December 31, 2009 and 2008, net revenues consisted of the following:

	2009	2008
Wholesale	$44,842,525	$54,067,149
Retail	11,639,923	14,034,389
Other revenues	1,342,197	5,701,491
Total net revenues	$57,824,645	$73,803,029

For the year ended December 31, 2009, wholesale revenues decreased by $9,224,624 or approximately 17.1%. Eight products accounted for approximately 84% of our total wholesale revenues for the year 2009. The eight products are: Maixin (Valsartan), Junxin (Levofloxacin Lactate for Injection), Muxin (Brimonidine), Ni Mai Jiao Lin (Nicergoline for Injection), Yipubishan (Octreotide Acetate Injection Solution), Recombinant Human Erythropoietin Injection, Recombinant Human Granulocyte Colony Stimulating Factor Injection, Recombinant Human Interleukin-2 for Injection. Although the quantities sold for the eight products for the year ended December 31, 2009 increased by approximately 18% compared to the quantities sold for the eight products for the year ended December 31, 2008, the decrease in the total wholesale revenue was primarily attributed to the decrease, by approximately 37%, of the average unit price sold for the eight drugs for the year ended December 31, 2009 compared to the average unit price sold for the eight drugs for the fiscal year of 2008. In order to maintain a long term growth and incentivize our distributors, we lowered our wholesale drugs’ unit sale prices in a planned way. We expect that our wholesale revenues from existing drugs will maintain at their current levels and with minimal growth in 2010 and that wholesale revenues in general will grow moderately on account of newly distributed drugs.

For the year ended December 31, 2009, retail revenues decreased by $2,394,466 or approximately 17.1%. The decrease is primarily attributable to the increased competition due to additional companies entering into the OTC market.

For the year ended December 31, 2009, other revenues decreased by $4,359,294 or approximately 76.5%. The decrease in other revenues is attributable to the following:

	2009	2008
Leasing revenues	$793,173	$779,346
Third-party manufacturing	514,080	4,465,965
Advertising revenues	-	230
Research and development and lab testing services	34,944	455,950
Total other revenues	$1,342,197	$5,701,491

We sublease certain portions of our retail stores and counter spaces to various other vendors which generate leasing revenues. The slight increase was primarily due to leasing additional counter spaces to third parties as a result of higher demands for our counter spaces and the favorable RMB currency appreciation which converted our leasing revenue in RMB into higher US dollar amounts. We expect these lease revenues will maintain at its current level with minimal growth in 2010.

For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. We had fewer substantial manufacturing contracts during the year ended December 31, 2009 as the demand for the third-party manufacturing decreased as compared to the fiscal year of 2008. In addition, several of our former large third party manufacturing customers have built their own facilities and started manufacturing products in their own factories in 2009 in additional to the fact that we were unable to find new customers to replace them. We anticipate that the third-party manufacturing revenue will continue to decrease for the next fiscal year since we do not expect to find new customers with large third party manufacturing contracts.

We receive advertising fees for the lease of counter and other space at our retail locations in Beijing. We did not have any advertising revenue during the year ended December 31, 2009. Because the local government has tightened the advertising rules and regulations in the pharmaceutical industry, we do not anticipate signing any advertisement contracts in a near future.

We performed research and development (“R&D”) and lab testing projects for various third parties and performed drug testing and analysis. We performed less R&D testing services and drug testing and analysis work for third parties during the year ended December 31, 2009 as compared to the fiscal year of 2008. Some of our prior customers for whom we provided such services for started to do similar R&D and lab testing in their own labs at a lower price and decided not to use our services in fiscal 2009. We expect the revenue from R&D and lab testing will continue to decrease in 2010 since we do not anticipate finding new customers with large research and development and lab testing projects.

Cost of Sales

Cost of sales for our retail services includes packing materials, purchased third-party manufactured finished goods and related taxes. Cost of sales for our wholesale and other revenues includes direct materials, direct labor fees, manufacturing overhead such as indirect materials, indirect labor fees, utilities and depreciation indirectly related to production, and related taxes. For the year ended December 31, 2009, our total cost of sales amounted to $25,353,714 or approximately 43.8% of total revenues as compared to cost of sales of $40,651,042 or approximately 55.1% of total revenues for the year ended December 31, 2008. The decrease in cost of sales as a percentage of total revenue was primarily due to better purchase pricing management for raw material and third party manufactured finished goods as well as more efficient controls in labor fees.

Gross Profit

Gross profit for the year ended December 31, 2009 was $32,470,931 or 56.2% of total revenues, as compared to $33,151,987 or 44.9% of revenues for the year ended December 31, 2008. The increase in gross profit margin was attributable to the decrease in cost of sales as a percentage of revenue. The decrease in cost of sales as a percentage of revenue was primarily contributed to better managed raw materials and third party manufactured finished goods purchase as well as more efficient control in labor fees. We expect our gross profit margin to remain in its current level with slight growth in the future.

Operating Expenses

Total operating expenses for the year ended December 31, 2009 were $13,151,920, a decrease of $4,930,123 or approximately 27.3%, from total operating expenses in the year ended December 31, 2008 of $18,082,043. This decrease included the following:

For the year ended December 31, 2009, selling expenses amounted to $8,040,161 as compared to $14,902,646 for the fiscal year of 2008, a decrease of $6,862,485 or approximately 46.0%. For the year ended December 31, 2009, we decreased the average unit price distributed to our distributors for our wholesale drugs compared to the average unit price distributed to our distributors for our wholesale drugs for the fiscal year of 2008. For our long term growth perspective and the purpose to incentivize our distributors, we lowered our average price distributed to our distributors in a planned way. Therefore, our distributors can get more profits from our lowered distribution prices for the wholesale drugs. Thus, we started to transfer a portion of our profits to our distributors instead of paying them commissions. As a result, our selling expenses decreased significantly. We expect our selling expenses will maintain at its current level with minimal growth in the near future.

For the year ended December 31, 2009, we did not have any research and development expenses. Therefore, compared to $1,200,194 for the fiscal year of 2008, there is a decrease of $1,200,194 or 100%. We did not enter into and fulfill any research and development agreement in fiscal 2009. As a result, expenses related to research and development projects for the fiscal year of 2009 was $0. With a number of new drugs that are waiting for government approval, we do not expect to enter into or fulfill significant additional research and development agreements that will incur material research and development costs in the near future.

For the year ended December 31, 2009, we had a one-time loss on fixed assets impairment of $1,719,884 while we did not have any comparable loss in fiscal 2008. In fiscal 2009, we will demolish a portion of a Beijing En Ze Jia Shi building in order to construct our nine-floor new building. The new building will be used for our offices, research and development, production, and modern storage. Therefore, we recognized the break away as impairment loss.

For the year ended December 31, 2009, general and administrative expenses were $3,391,875 as compared to $1,979,203 for the fiscal year of 2008, an increase of $1,412,672 or approximately 71.4% as summarized below:

	For the Years ended December 31,
	2009	2008
Salaries and related benefits	$724,125	$1,411,256
Amortization and depreciation expenses	1,586,630	168,591
Travel and entertainment	261,115	57,525
Professional fees	423,804	521,519
Bad debt recovery	-	(575,781)
Other	396,201	396,093
Total	$3,391,875	$1,979,203

The changes in these expenses from the year ended December 31, 2009 as compared to the year ended December 31, 2008 included the following:

Salaries and related benefits decreased $687,131 or approximately 48.7% which was mainly attributable to a decrease in monthly fixed bonuses paid to administrative personnel of approximately $600,000 and a decrease in salaries expenses paid to administrative staff of approximately $87,000 due to the lay-off of some management personnel in 2009 in order to strictly control our corporate spending. As a result of our continuous efforts to control corporate spending, the salaries and related benefits cost decreased. We anticipate that our salaries and related benefits will remain in its current level with minimal increase in 2010.

Amortization of our intangible assets and depreciation on our fixed assets increased by $1,418,039 or approximately 841.1%, which was primarily attributable to the purchase of our intellectual property right - Yipubishan in 2009 on which our amortization was approximately $789,000 and an increase in amortization on land use rights of approximately $643,000 offset by the decrease in amortization on manufacturing rights of approximately $14,000 because the manufacturing rights were fully amortized in 2009. We expect that our amortization and depreciation expenses will keep in its current level with minimal increase in 2010.

Travel and entertainment expenses increased by $203,590 or approximately 353.9%, which was primarily attributed to both increased spending in business travel of approximately $76,000 in order to manage our business more efficiently and increased entertainment expenditure of approximately $127,000 in order to enhance our visibility.

Professional fees decreased $97,715 or approximately 18.7%, which was primarily attributable to the decrease in fees related to our attorney’s service of approximately $56,000 and the decrease in investor relations service fees of approximately $207,000 and the decrease in audit fees of approximately $34,000 offset by the increase in consulting expenses of approximately $164,000 and the increase in training expenses of approximately $35,000.

We did not have any bad debt recovery for the year ended December 31, 2009 while we had $575,781 of bad debt recovery for the year ended December 31, 2008. In the fiscal year of 2008, we made many efforts in our collection in order to expedite the progress of outstanding accounts receivable. As a result, we collected a lot of outstanding accounts receivable which were previously written off as bad debts. From then on, we used our best efforts to keep our accounts receivable age in six months. Therefore, our bad debt recovery for the fiscal year of 2009 was $0.

Other general and administrative expenses, which included office supplies, general management fees, car insurance, meeting expenses and other office expenses, increased by $108. The slight increase was primarily attributable to the RMB currency appreciation which converted our other general and administrative expenses in RMB into higher US dollar amounts.

Income from Operations

We reported income from operations of $19,319,011 for the year ended December 31, 2009 as compared to income from operations of $15,069,944 for the year ended December 31, 2008, an increase of $4,249,067 or approximately 28.2%.

Other Expense

For the year ended December 31, 2009, total other expense amounted to $2,518,037 as compared to other expense of $2,279,296 for the year ended December 31, 2008, an increase of $238,741 or approximately 10.5%. This change was primarily attributable to:

•

For the year ended December 31, 2009, our debt issuance costs amounted to $412,184 as compared to $361,436 for the year ended December 31, 2008, an increase of $50,748 or approximately 14.0%. The increase was primarily attributable to the debt issuance costs on our February 2008 financing for which we amortize on a 24-month period and began our amortization on the February 2008 debt issuance costs in March 2008. As a result, the amortization amount on the February 2008 debt issuance costs in 2009 is larger than the amortization amount on the February 2008 debt issuance costs in 2008.

•

For the year ended December 31, 2009, we recorded interest income of $48,520 as compared to $12,626 for the year ended December 31, 2008, an increase of $35,894 or approximately 284.3%, which was primarily attributable to the interest paid by an employee who had a loan from us. This loan, including accrued interest, had been paid in full.

•

For the year ended December 31, 2009, interest expense was $2,154,373 as compared to $1,929,836 for the year ended December 31, 2008, an increase of $224,537 or approximately 11.6%. The increase in interest expense was primarily attributable to the increase in a one-time interest expense of approximately $338,000 on the escrow share transfer related to our February 2008 financing offset by the decrease in accrued interest of approximately $57,000 for the long-term loan from related parties due to the decreased China interest rate and the decrease in cash interest of approximately $56,000 paid for 2007 convertible debt.

Income Taxes

For the year ended December 31, 2009, our income tax expense was $368,680. We did not need to accrue and pay any income taxes in fiscal 2008, because we received an income tax exemption from the National Taxation Bureau of PRC located in Fengtai District, Beijing, PRC on January 22, 2008.

Net Income

As a result of these factors, we reported net income of $16,432,294 for the year ended December 31, 2009 as compared to net income of $12,790,648 for the year ended December 31, 2008. This translated to basic and diluted net income per common share of $0.37, $0.33 and $0.30, $0.27 for the years ended December 31, 2009 and 2008, respectively.

Other Comprehensive Income

The functional currency of our subsidiaries and affiliate operating in the PRC is the RMB. The financial statements of our subsidiaries and affiliate are translated into U.S. dollars using year end rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $131,989 for the year ended December 31, 2009 as compared to $2,247,686 for the fiscal year of 2008. This non-cash gain increased our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had comprehensive income for the year ended December 31, 2009 of $16,564,283, compared with $15,038,334 for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At December 31, 2009 and 2008, we had a cash balance of $3,945,740 and $1,278,808, respectively. These funds are distributed in financial institutions located in following countries:

	December 31, 2009	December 31, 2008
China	$3,945,740	$1,277,649
USA	-	1,159
Total	$3,945,740	$1,278,808

Our working capital position decreased $9,739,267 from $4,786,533 on December 31, 2008 to $(4,952,734) on December 31, 2009. This decrease in working capital is primarily attributed to a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $4.35 million, a decrease in other receivable- related party of approximately $2.03 million, a decrease in inventories, net of reserve for obsolete inventories, of approximately $2.75 million, a decrease in deferred debt issuance costs (current portion) of approximately $0.35 million, an increase in other payables of approximately $0.99 million, an increase in unearned revenue of approximately $0.60 million, an increase in due to related parties (current portion) of approximately $0.27 million and an increase in Series A convertible redeemable preferred stock (current portion) of approximately $4.17 million offset by an increase in cash of approximately $2.67 million, an increase in prepaid expenses and other assets (current portion) of approximately $0.74 million, a decrease in accounts payable and accrued expenses of approximately $0.47 million and a decrease in taxes payable of approximately $1.88 million.

As of December 31, 2009, our accounts receivable, net of allowance for doubtful accounts, was $1,784,194 as compared to $6,132,912 as of December 31, 2008, a decrease of $4,348,718. The decrease was primarily due to our strong collection effort which significantly improved our accounts receivable age days. We expect that our accounts receivable will maintain at the current level.

As of December 31, 2009, our other receivable-related party was $0 as compared to $2,027,954 as of December 31, 2008, a decrease of $2,027,954. The decrease was attributable to a loan made to our CEO to register a subsidiary in Inner Mongolia, China. In January 2009, our CEO repaid the loan in full to the Company, because the Company decided to set up a branch office instead of a subsidiary and no registered capital was required for setting up a branch in according to related China regulations.

As of December 31, 2009, our inventories of raw materials, work in process, packaging materials, finished goods and reserve for obsolete inventories totaled $1,039,867, as compared to $3,787,802 as of December 31, 2008, a decrease of $2,747,935. This change included a decrease of $2,110,881 in raw materials and a decrease of $77 in packing materials and a decrease in finished goods of $636,977. We expect our inventory will maintain at its current level in the near future.

As of December 31, 2009, our prepaid expenses and other assets was $2,216,274 as compared to $121,274 as of December 31, 2008, an increase of $2,095,000. The increase was primarily attributable to the increase in prepaid consulting fees of approximately $2,100,000 to our two consultants.

As of December 31, 2009, we had deferred debt costs of $52,226 as compared to $464,411 as of December 31, 2008, a decrease of $ 412,185. In the February 2008 financing, the Company paid fees of $468,568 in cash and granted warrants to placement agent for the transaction. The value of the warrants granted to the placement agent was $327,565. Accordingly, we recorded a total deferred debt cost of $796,133 and started to amortize it in March 2008. The decrease in deferred debt costs was primarily attributable to the amortization for our deferred debt cost in 2009.

As of December 31, 2009, we had a deposit and installments on intangible assets of $41,926,520 as compared to $41,093,053 as of December 31, 2008, an increase of $833,467. We made a deposit to acquire a new Chinese Class I anti-asthma medicine drug patent in accordance with a technology transfer agreement the Company entered into in April 2008. The increase in deposit and installments on intangible assets was primarily attributed to (i) our increased payments of approximately $2,779,000 to acquire the patent of a new Chinese Class I anti-asthma medicine drug in accordance with a technology transfer agreement the Company entered into in April 2008 and (ii) the increased payments of approximately $878,000 to acquire another patent of a new Chinese drug which cures Hormone-Diabetes according to a new drug patent transfer agreement the Company entered into in February 2009 and (iii) the favorable RMB currency appreciation which converted our deposit and installments on intangible assets in RMB into higher US dollar amounts offset by the amount of approximately $2,925,000 related to a intellectual property right was transferred from deposit and installments on intangible assets to intangible assets in fiscal 2009.

As of December 31, 2009, we had a property and equipment, net of accumulated depreciation, of $16,223,775 as compared to $7,554,817 as of December 31, 2008, an increase of $8,668,958. The increase was primarily attributable to the increased purchases of approximately $10,797,000 for our construction-in-progress of Inner Mongolia facility and Beijing office building (See note 4) and the favorable RMB currency appreciation which converted our property and equipment, net of accumulated depreciation, in RMB into higher US dollar amounts offset by the depreciation on our fixed assets of approximately $2,147,000 in fiscal 2009.

As of December 31, 2009, we had intangible assets, net of accumulated amortization, of $17,176,207 as compared to $1,231,730 as of December 31, 2008, an increase of $15,944,477. The increase was primarily attributed to the increase in intellectual property right of approximately $7,898,000 and the increase in land use rights of approximately $9,605,000 and the favorable RMB currency appreciation which converted our intangible assets, net of accumulated amortization, in RMB into higher US dollar amounts offset by the amortization on intangible assets of approximately $1,560,000 in 2009.

As of December 31, 2009, we had accounts payable and accrued expenses of $427,924 as compared to $895,283 as of December 31, 2008, a decrease of $467,359. The decrease was primarily attributable to the decrease in trade accounts payable of approximately $562,000 and the decrease in accrued dividend payable related to our convertible redeemable preferred shares of approximately $49,000 which was offset by the increase in accrued other expenses of approximately $143,000.

As of December 31, 2009, we had other payables of $2,262,760 as compared to $1,274,882 as of December 31, 2008, an increase of $987,878. The increase in other payables was primarily due to the increased payables for sales representatives’ commission of approximately $1,437,000 and the RMB currency appreciation which converted our other payables in RMB into higher US dollar amounts and offset by the decreased payable for our construction-in-progress of approximately $451,000.

As of December 31, 2009, we had a taxes payable of $3,131,908 as compared to $5,015,908 as of December 31, 2008, a decrease of $1,884,000. The decrease in the taxes payable was mainly due to the payments that we made to the China tax authority.

As of December 31, 2009, we had unearned revenue of $1,163,771 as compared to $565,629 as of December 31, 2008, an increase of $598,142. The increase was primarily attributable to the increased advance from a customer of approximately $597,000 and the RMB currency appreciation which converted our unearned revenue in RMB into higher US dollar amounts.

At December 31, 2009, we had a $2,356,751 due to related parties as compared to $2,113,914 at December 31, 2008, an increase of $242,837. The increase was primarily attributable to the accrued and unpaid interest in 2009 of approximately $238,000 related to a working capital advance made to us by our CEO and his wife and a Board member and two employees and the RMB currency appreciation which converted our due to related parties in RMB into higher US dollar amounts.

At December 31, 2009, we had Series A Convertible Redeemable Preferred Stock of $4,170,572 as compared to $3,652,341 at December 31, 2008, an increase of $518,231. The increase was primarily attributable to the amortization of discount on convertible redeemable preferred stock of $1,196,106 and the issued additional convertible redeemable preferred stock of $432,125 as dividends and offset by the conversion of the Series A Convertible Redeemable Preferred Stock of $1,110,000.

Our balance sheet as of December 31, 2009 also reflects notes payable to related parties of $5,069,023 due on December 30, 2015 which was a series of working capital loans made to us on December 31, 2005 by the Company’s Chief Executive Officer, his wife, two employees of the Company and a Board member. These loans bear the interest based on a floating annual interest rate, which is 80% of China bank interest rate and are unsecured. During the year ended December 31, 2009, we did not repay any portion of the principal of these loan balances.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets as of December 31, 2009 and 2008 and does not necessarily reflect changes in assets and liabilities reflected on our cash flow statement, for which we use the average foreign exchange rate during the year to calculate these changes.

Net cash provided by operating activities for the year ended December 31, 2009 was $31,362,466 as compared to net cash provided by operating activities of $37,394,084 for the year ended December 31, 2008. For the year ended December 31, 2009, net cash provided by operating activities was primarily attributable to a decrease in accounts receivable of $4,361,619, a decrease in inventories of $2,755,869, a decrease in prepaid expenses and other current assets of $2,043,209, an increase in accounts payable and accrued expenses of $213,431, an increase in other current payables of $668,662, an increase in unearned revenue of $596,414 and an increase in due to related parties of $237,452, and the add back of net income of $16,432,294, depreciation and amortization of $1,986,361, amortization of deferred debt issuance costs of $412,184, amortization of discount on convertible redeemable preferred stock of $1,196,106, amortization of prepaid expense attributable to warrants of $14,849, stock based compensation of $282,083, interest expenses caused by escrow shares transfer of $337,500 and one-time loss form fixed assets impairment of $1,719,884 offset by a decrease in taxes payable of $1,895,451. For the year ended December 31, 2008, net cash provided by operating activities was primarily attributable to a decrease in accounts receivable of $16,001,384, a decrease in prepaid expenses and other current assets of $939,654, an increase in accounts payable and accrued expenses of $1,360,568, an increase in taxes payable of $4,336,947, and the add back of net income of $12,790,648, depreciation and amortization of $634,347, amortization of deferred debt issuance costs of $361,062, amortization of debt discount of $208,355, amortization of discount on convertible redeemable preferred stock of $962,604, amortization of prepaid expense attributable to warrants of $163,338, stock based compensation of $318,551 and warrant revaluation of $74,593 offset by a decrease in allowance for doubtful accounts of $575,781, an increase in inventories of $145,910 and a decrease in unearned revenue of $36,276.

Net cash used in investing activities for the year ended December 31, 2009 amounted to $28,699,955. For the year ended December 31, 2009, net cash used in investing activities was attributable to the installments on intangible assets of $17,581,071, and the purchase of property and equipment of $11,118,884. Net cash used in investing activities for the year ended December 31, 2008 was $41,901,488 and was attributable to the deposit on patent right of $2,872,635, the deposits on land use right of $32,124,672, the purchase of intangible assets of $5,465,762 and the purchase of property and equipment of $1,438,419.

Net cash provided by financing activities was $0 for the year ended December 31, 2009. Net cash provided by financing activities was $980,937 for the year ended December 31, 2008 and was mainly attributable to the receipt of net proceeds of $5,000,000 from our private financing and proceeds from related party advances of $ 965,986 offset by payments on convertible debt of $2,520,000, debt issuance costs of $468,568 and repayments of related party advances of $1,996,481.

We reported a net increase in cash for the year ended December 31, 2009 of $2,666,932 as compared to a net decrease in cash of $3,279,149 for the year ended December 31, 2008.

Lotus East has historically funded its capital expenditures from its working capital. Lotus East believes this capital is sufficient for its current needs. In 2009, Lotus East planned a total of $22 million in capital expenditure for its new facility in Chaoyang District of Beijing. Lotus East planned to use its working capital $12 million on the construction phase, and to seek financing of $10 million for equipment and GMP certification. Lotus East has contractual commitments for approximately $53.9 million related to a Technology Transfer Agreement and the construction of the new manufacturing facility in Inner Mongolia and a New Drug Patent Transfer Agreement. While it intends to fund the costs with its existing working capital associated with the Technology Transfer Agreement and the New Drug Patent Transfer Agreement and a portion of the construction of the new manufacturing facility, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. In addition, its ability to fully fund the costs associated with the new manufacturing facility is materially dependent upon its ability to secured bank financing and/or government grants and/or third party finance.

There is no guarantee that Lotus East can obtain these financings on favorable terms at right time. Although the Chinese government has recently announced an economic stimulation plan, there is no guarantee that we will be awarded the government grants successfully. While Lotus East’s management believes the Company will be successful in securing the necessary funding through its increasing revenue, faster collections on receivables, and continuance discussions with various commercial banks. There are no assurances that the funding will be available in the amounts or at the time required to meet Liang Fang’s commitments. In the event that Lotus East is not successful in obtaining the funds it needs for the Technology Transfer Agreement and the New Drug Patent Transfer Agreement, it is possible that it could default under the terms of the agreement and forfeit any funds paid to date. If Lotus East fails to obtain all of the funding necessary to complete the construction of the new facility in Inner Mongolia, which is estimated to be approximately $51.8 million in the next five years, it could get back approximately $39.7 million spent to date, including the approximately $32.7 million for the installments on the land use rights, which is refundable if the Chinese local government would not grant it land use rights certificate.

In addition, under the designations, rights and preferences of the Series A Convertible Redeemable Preferred Stock, the Company can be required to redeem the Series A Preferred Stock at the option of the holder for a period of 90 days beginning on February 25, 2010. The redemption price which is equal to $0.87 per share plus any accrued but unpaid dividends, must be paid in cash, in one lump sum within one month from the end of the 90 day period. Assuming that sufficient funds are available to us to pay these redemption amounts, if one or more of the holders of the Series A Convertible Redeemable Preferred Stock should elect redemption of those shares, the payment of the redemption price will materially and adversely impact our liquidity. We anticipate that sufficient funds should be available as the aggregate redemption amount for the 2,847,623 shares of outstanding Series A Convertible Redeemable Preferred Stock $2,477,432 and accrued and unpaid dividend of approximately $49,500.

Recent Capital Raising Transaction

In order to improve our access to working capital, on March 3, 2010, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) pursuant to which we may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock, $0.001 par value per share for a total purchase price of up to ten million dollars ($10,000,000). Each advance under the SEDA shall not be more than $200,000. For each share of Common Stock purchased pursuant to an advance under the SEDA, YA Global will pay to we the higher of (i) ninety-three (93%) of the lowest daily volume weighted average price of the Common Stock during the five (5) consecutive trading days following delivery by we of an advance notice or (ii) $0.87, the minimum acceptable price. Under the SEDA, we cannot begin to take advances until such time as it files with the Securities and Exchange Commission (“SEC”) a registration statement which registers the resale of the shares of Company Common Stock to be issued to YA Global, and such registration statement is declared effective by the SEC. Additionally, any advance under the SEDA which causes YA Global to own more than 4.99% of our Common Stock will be automatically withdrawn. We are not obligated to utilize any of the $10 million available under the SEDA and there are no minimum commitments or minimum use penalties. The SEDA, unless terminated by us, shall terminate on the earlier of (i) the two-year anniversary of the date that the registration statement shall be declared effective by the SEC or (ii) the date on which we has drawn down the maximum amount permitted under the SEDA.

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

The following tables summarize our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Series A convertible redeemable preferred stock	$4,606,648	$4,606,648	$-	$-	$-
Related parties indebtedness	$7,425,774	$1,490,649	$263,266	$-	$5,671,859
Technology purchase obligations	$1,608,846	$804,423	$804,423	$-	$-
New drug patent purchase obligations	$438,776	$438,776	$-	$-	$-
Construction obligations in Inner Mongolia	$51,798,635	$846,198	$10,000,000	$40,952,437	$-
Construction obligations in Beijing	$22,000,000	$22,000,000	$-	$-	$-
Total contractual obligations	$87,878,679	$30,186,694	$11,067,689	$40,952,437	$5,671,859

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009, due to the significant deficiencies that we identified in internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2009.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ended December 31, 2009. Our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for Lotus East and their U.S. GAAP knowledge was limited. As a result, majority of our internal accounting staff, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.

Management has determined that our internal audit function is also deficient due to insufficient qualified resources to perform internal audit functions.

Remediation Measures of Significant Deficiencies

We have implemented, or plan to implement, the measures described below under the supervision and guidance of our management to remediate the above control deficiencies and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to, the following activities, which have been implemented, or are in the process of implementation, as of the date of filing of this Annual Report:

•

We have recruited and will continue to bring in additional qualified financial personnel for the accounting department to further strengthen our financial reporting function. We have started training our internal accounting staff on US GAAP and financial reporting requirements.

•

We engaged a qualified internal control consultant, Union Strength Business Consulting Co. Ltd, to help us comply with internal control obligations, including Section 404. We had adopted a timetable to commence the design phase of our Sarbanes-Oxley Compliance Project in March 2010 and enter implementation stage in June, to ensure full and timely Sarbanes-Oxley Act compliance in 2010. We have put together multileveled teams to execute the compliance under the assistance of the independent consultant.

•

We have commenced to establish the effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit persons before the end of 2009. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2009. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement in any report we have filed with or submitted to the Commission.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions held:
Dr. Liu Zhongyi	49	Chief Executive Officer, President, and Chairman of the Board of Directors
Ms. Zeng Yan	41	Chief Financial Officer
Dr. Ian Ashley	40	Director
Ms. Li Ping	48	Director
Mr. Liu Jin	73	Director
Ms. Xian Xuemei	40	Director
Mrs. Song Zhenghong	43	Director

DR. LIU ZHONGYI. Dr. Liu has served as Chairman of the Board and Chief Executive Officer of Lotus since September 2006 and he has also served in those positions at Lotus International since founding that company in August 2006. Dr. Liu is also the Chairman, Deputy Chief Physician and founder of Liang Fang and founder and General Manager of En Ze Jia Shi. As a researcher and medical student, Dr. Liu excelled in the development of many new drugs which are widely used in China today. While worked for the Chinese Government in 1992, he established the Research Center of Space Flight Biological Engineering Technology, and continued his renowned research related to incretion diseases. Four years later, entering the private sector and invigorated by burgeoning capitalism in China, Dr. Liu started his first pharmaceutical company in Beijing. He earned his Master’s Degree in Endocrinology from Beijing Xiehe Medical School, after finished his undergraduate studies in Inner Mongolia Medicine College located in Inner Mongolia, China. He is a majority stockholder in each of Liang Fang and En Ze Jia Shi and the husband of Mrs. Song Zhenghong. The Board believes that Dr. Liu has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive experience in the medical research industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Dr. Liu is not a member of the board of directors for any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years.

MS. ZENG YAN. Ms. Zeng has served as Chief Financial Officer for Lotus Pharmaceuticals, Inc. since May 1, 2009. Ms. Zeng has over ten years experience as a financial manager and auditor for Chinese based companies. From 2008 to April, 2009, Ms. Zeng has been an accountant for Beijing Liang Fang Pharmaceutical International, Inc., a subsidiary of Lotus Pharmaceuticals, Inc. From 2005 to 2008, Ms. Zeng was a registered accountant in Beijing Topson Certified Public Accountants, where she conducted auditing and provided financial counsel for public companies. From 2004 to 2005, Ms. Zeng was a financial manager for Beijing Unite Youbang Science and Technology Ltd. Ms. Zeng is a CPA in China with bachelor degree in Business from Beijing Information Science & Technology University.

DR. IAN ASHLEY. Dr. Ashley has been a member of our Board of Directors since September 2006 and a member of Lotus International’s Board of Directors since August 2006. Previously he worked for Merck & Co in 1990 in Research and Development with focus on hypertension and calcium channel blockers. He is ABEM Board Certified in Emergency Medicine after finishing a residency in Emergency Medicine at Loma Linda University Medical Center in Southern California. Since 2002, Dr. Ashley has served as Attending Physician at Providence Hospital in Waco, Texas. Dr. Ashley graduated Summa Cum Laude with degrees in Chemistry and Biochemistry from Oberlin College before graduating from Baylor College of Medicine in Houston, Texas in 1996. The Board believes that Dr. Ashley can provide market information and strategy on new drugs development because of his experience in the medical research industry. Dr. Ashley is not a member of the board of directors for any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years.

MS. LI PING. Ms. Li has been a member of our Board of Directors since September 2006 and a member of Lotus International’s Board of Directors since August 2006. Ms. Li served as salesman and deputy manager of the sales department of Beijing Dongcheng Medicine Wholesale Company from 1984 to 1999. Since 2000, she served as director of Liang Fang and is responsible for medicine and clinic promotions. Ms. Li graduated from the Beijing Medical School, apothecary. The Board believes that Ms. Li has the experience, qualifications, attributes and skills necessary to serve on the Board because of her experience in the field of sale, her having provided leadership and strategic direction to the Company and her unparalleled knowledge of the Company and its business. Ms. Li is not a member of the board of directors for any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years.

LIU JIN. Mr. Liu has been a member of our Board of Directors since September 2006 and a member of Lotus International’s Board of Directors since August 2006. Mr. Liu served as an accountant for the Finance Bureau of Liangcheng County from 1958 to1970 and as accountant and financial manager for Finance Bureau of Chayouqiqnqi of Inner Mongolia form 1971 to 1999. Since 2000, Mr. Liu has served as a director of Liang Fang and has been responsible for production cost control. Mr. Liu graduated from the Middling Finance School of Wulanchabu City of Inner Mongolia in 1958. The Board believes that Mr. Liu has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the finance and accounting, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Liu. is not a member of the board of directors for any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years.

XIAN XUEMEI. Ms. Xian has been a member of our Board of Directors since December 2006. Ms. Xian served as clinical pharmacist of Chengdu Spaceflight Hospital from 1997 to 2000. Since 2001, she has been working with Liang Fang and is responsible for medical quality inspections. Ms. Xian graduated from the School of Pharmacy, West China University of Medical Sciences with a bachelor’s degree in 1996 with excellent academic results. The Board believes that Ms. Xian has the experience, qualifications, attributes and skills necessary to serve on the Board because of her leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Ms. Xian is not a member of the board of directors for any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years.

SONG ZHENGHONG. Mrs. Song has been a member of our Board of Directors since September 2006 and a member of Lotus International’s Board of Directors since August 2006. Since 1991, Mrs. Song has been a teacher, assistant teacher and senior teacher at Yungang Second Middle School in Fengtai, Beijing. She is a minority stockholder in each of Liang Fang and En Ze Jia Shi and the wife of Dr. Liu Zhongyi. The Board believes that Mrs. Song has the experience, qualifications, attributes and skills necessary to serve on the Board because of her background in education. Ms. Xian is not a member of the board of directors for any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of the officers or directors of the Company have been the subject of litigation over the past ten years nor was any the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

•

Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

•

Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no family relationships between or among any of the current directors or executive officers except as set forth above.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review and to the best of our knowledge, our six directors who are Liu Zhongyi, Ian Ashley, Li Ping, Liu Jin, Xian Xuemei and Song Zhenghong have not filed any required Forms.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors plans to strengthen itself while implementing the requirements of Sarbanes Oxley. As of December 31, 2009, the Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the board as a whole.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Since the closing of the share exchange with Lotus International, we have relied upon the personal relationships of our CEO to attract individuals to our Board of Directors. While we would prefer that one or more of our directors are an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. It is our intent to expand our Board of Directors during 2010 to include additional independent directors as well as one or more directors who are considered audit committee financial experts. At that time we intend to establish an Audit Committee of our Board of Directors. Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2009. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Liu Zhongyi (1)	2009	180,000	0	0	0	0	0	0	180,000
	2008	180,000	0	0	0	0	0	0	180,000

(1) Dr. Liu has served as our Chief Executive Officer and President since September 28, 2006. Dr. Liu’s did not have any other compensation for 2009 and 2008. Compensation amounts reflected for Dr. Liu for each of 2009 and 2008 exclude any payments to him for his services as a director or pursuant to the terms of the assignment agreement entered into between Dr. Liu and Lotus East in October 2006 in conjunction with the loan agreement and contract with Wu Lan Cha Bu Emergency Hospital. See Director Compensation below and Item 13. Certain Relationships and Related Transactions, and Director Independence.

HOW COMPENSATION IS DETERMINED

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. Dr. Liu’s and other employee’s compensation is determined from time to time by the Board of Directors of Lotus Internationals, Inc, of which Dr. Liu is a member. The amount of compensation of any employee is not tied to any performance goals or other traditional measurements and may be increased from time to time at the sole discretion of such Board.

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. We provide our senior executive officers solely with a base salary to compensate them for services rendered during the year.Our policy of compensating our senior executives with a cash salary has served us well.To date, we have not believed it necessary to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful.However, as the Company grows and the operations become more complex, the Board of Directors may deem it in the best interest of the Company to provide such additional compensation to existing executives and in order to attract new executives.

RETIREMENT BENEFITS

Our executive officers are not presently entitled to company-sponsored retirement benefits.

PERQUISITES

We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

DEFERRED COMPENSATION

We do not provide our executives the opportunity to defer receipt of annual compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of Securities underlying unexercised unearned options (#) (d)	Option Exercise price ($) (e)	Option Expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market Value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested (#) (j)

Liu Zhongyi	0	0	0	0	0	0	0	0	0
Zeng Yan	0	0	0	0	0	0	0	0	0

DIRECTORS COMPENSATION

The following table provides information concerning the compensation of members of our Board of Directors for each of their services as a director for 2009. The value attributable to any option awards is computed in accordance with FAS 123R.

Director Compensation
Name (a)	Fees Earned or paid in cash ($) (b)	Stock awards ($) (c)	Option Awards ($) (d)	Non-equity Incentive plan compensation ($) (e)	Nonqualified Deferred compensation ($) (f)	All other compensation ($) (g)	Total ($) (h)
Liu Zhong Yi	0	3,000	0	0	0	0	3,000
Ian Ashley	0	3,000	0	0	0	0	3,000
Li Ping	0	3,000	0	0	0	0	3,000
Liu Jin	0	3,000	0	0	0	0	3,000
Xian Xuemei	0	3,000	0	0	0	0	3,000
Song Zhenghong	0	3,000	0	0	0	0	3,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 30, 2010 we had 50,863,217 shares of common stock issued and outstanding and 2,847,623 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding. Each share of common stock entitles the holder to one vote and each of the Series A Convertible Redeemable Preferred Stock entitles the holder to a number of votes equal to the number of shares into which the Series A Convertible Redeemable Preferred Stock is then convertible vote at any meeting of our stockholders. Presently, the Series A Convertible Redeemable Preferred Stock is convertible on a one for one basis. The holders of the common stock and the Series A Convertible Redeemable Preferred Stock vote together on all matters submitted to a vote of our stockholders, except that they are not entitled to vote in the election of our directors. The following table sets forth information known to us as of March 30, 2010 relating to the beneficial ownership of shares of our voting securities by:

•	each person who is known by us to be the beneficial owner of more than five percent of our outstanding voting stock;
•	each director;
•	each named executive officer; and
•	all named executive officers and directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 16 Cheng Zhuang Road, Feng Tai District Beijing 100071 People’s Republic of China. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership
	Common Stock		Series A Convertible Redeemable Preferred Stock
Name	# of Shares	% of Class	# of Shares	% of Class	% of Vote
Liu Zhongyi (1)	19,052,992	37.6%	0	n/a	35.6%
Zeng Yan	0	*	0	n/a	*
Ian Ashley	44,483	*	0	n/a	*
Li Ping	10,000	*	0	n/a	*
Liu Jin	10,000	*	0	n/a	*
Xian Xuemei	10,000	*	0	n/a	*
Song Zhenghong (2)	6,718,000	13.3%	0	n/a	12.5%
All officers and directors as a group (seven persons)	25,845,475	51.0%	0	n/a	48.3%

* represents less than 1%

(1)

Includes 5,833,333 shares of our common stock which are subject to the terms of the Escrow Agreement entered into in February 2008 in conjunction with the sale our Series A Convertible Redeemable Preferred Stock described earlier in this annual report. Dr. Liu Zhongyi’s holdings exclude the holdings of his wife, Mrs. Song Zhenghong, over which he disclaims beneficial ownership.

(2)	Mrs. Song Zhenghong is Dr. Liu Zhongyi’s wife. Mrs. Song Zhenghong’s holdings exclude the holdings of Dr. Liu Zhongyi over which she disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

PRC law currently limits foreign equity ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through the Contractual Arrangements with Lotus East and shareholders of Lotus East that were executed on September 6, 2006. Certain of our principal shareholders, executive officers and directors are also principal owners, officers and directors of Lotus East, including Dr. Liu Zhongyi and Mrs. Song Zhenghong.

Dr. Liu Zhongyi leases Lotus East two retail spaces for no charge on a month-to-month basis.

Our Chief Executive Officer and his spouse and several employees, from time to time, provided advances to us for working capital purpose. These advances are non-interest bearing, unsecured and payable on demand. At December 31, 2009, we had a payable to the chief executive officer and his spouse and these employees at an amount of $720,323 which was included in due to related parties on our balance sheet.

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan, whereby the Company agreed to lend Wu Lan approximately $4.4 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan agreed to grant the Company an exclusive right to supply all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu, lent this loan to Wu Lan on behalf of the Company. On October 21, 2006, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Mr. Liu accepted the assignment with all the risks and obligations but had no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Mr. Liu compensation for an aggregate of approximately $1.3 million (RMB 9 million) in 5 equal annual installments of approximately $263,000 (RMB 1.8 million) started from October 21, 2006. During fiscal 2009 and 2008, we did not pay anything to Dr. Liu for the liability incurred by the assignment in the agreement mentioned above. Dr. Liu agreed to allow the Company deferred the installments in fiscal year 2009 and 2008 in order to ease the burden on Company’s working capital needs. At December 31, 2009, amounts due under this assignment agreement was $1,033,592, and was included in due to related parties ($263,266 was in long-term portion and $770,326 was in the current portion) on our balance sheet.

Our Chief Executive Officer, Mrs. Song Zhenghong, Mr. Song Guoan who is Mrs. Song Zhenghong’s father and Chief Executive Officer’s father-in-law, and two employees made a loan to us for working capital purpose on December 31, 2005. The loan is due on December 30, 2015 with variable annual interest at 80% of current bank rate and unsecured. According to the terms set forth in the loan agreement, the interest for the loan will be paid off on due date of the loan. The principal of the loan was included in long-term loan payable – related parties at an amount of $5,069,023 and the accrued and unpaid interest for the loan was included in long-term due to related parties at an amount of $602,836 on our balance sheet dated December 31, 2009.

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that director Dr. Ian Ashley is independent director within The NASDAQ Stock Market’s director independence standards pursuant to Marketplace Rule 4200.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

All ongoing and future transactions between us and any of our officers and directors and their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. We will not enter into a business combination or invest alongside any of our directors, officers, any affiliate of ours or of any of our directors or officers or a portfolio company of any affiliate of our directors or officers.

POTENTIAL CONFLICTS OF INTERESTS

Save as disclosed below and under the section “Interested Person Transactions”, during the past three financial years:

a)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction to which we are a party.

b)

None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any company that carries the same business or similar trade which competes materially and directly with our existing business.

c)

None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any enterprise or company that is our major customer or supplier of goods or services.

d)

None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction we have undertaken within the last three years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2009	2008
Audit Fees (1)	$45,000	$77,000
Audit Related Fees (2)	21,000	22,500
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total	$66,000	$99,500

(1)

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K/10-KSB and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.3

Share Exchange Agreement between S.E. Asia Trading Company, Inc., SEAA Stockholders and Lotus Pharmaceutical International, Inc. and the Lotus Pharmaceutical International, Inc. Stockholders dated September 6, 2006 (1)

3.1	Certificate of Amendment effective December 14, 2006 (5)
3.2	Charter of S.E. Asia Trading Company, Inc. as filed with the State of Nevada (2)
3.3	Bylaws (2)
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Redeemable Preferred Stock (8)
4.1	Form of Warrant (6)
4.2	Form of Series A Convertible Redeemable Preferred Stock Certificate (8)
5.1	Legal Opinion Concerning Lotus Pharmaceuticals, Inc. and its Subsidiaries/Affiliates dated February 5, 2008. *
10.1	Equity Pledge Agreement between Lotus Pharmaceutical International, Inc. and Liang Fang Pharmaceutical Co., Ltd. and Liang Fang’s Majority Stockholders dated September 6, 2006 (3)

10.2	Operating Agreement between Lotus Pharmaceutical International, Inc., and Liang Fang, Liang Fang’s Majority Stockholders dated September 6, 2006 (3)
10.3	Proxy Agreement between Lotus Pharmaceutical International, Inc., Liang Fang, and Liang Fang s Majority Stockholders dated September 6, 2006 (3)
10.4	Option Agreement between Lotus Pharmaceutical International, Inc. and Liang Fang, Liang Fang Majority Stockholders dated September 6, 2006 (3)
10.5	Equity Pledge Agreement between Lotus Pharmaceutical International, Inc. and En Zhe Jia Shi Pharmaceutical Co., Ltd. and En Zhe Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.6	Operating Agreement between Lotus Pharmaceutical International, Inc., and En Zhe Jia Shi, En Zhe Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.7	Proxy Agreement between Lotus Pharmaceutical International, Inc., En Zhe Jia Shi, and En Zhe Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.8	Option Agreement between Lotus Pharmaceutical International, Inc. and En Zhe Jia Shi, En Zhe Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.9	Consulting Services Agreement between Lotus Pharmaceutical International, Inc. and Liang Fang Pharmaceutical Co., Ltd. dated September 6, 2006 (3)
10.10	Consulting Services Agreement between Lotus Pharmaceutical International, Inc., En Zhe Jia Shi Pharmaceutical Co., Ltd. dated September 6, 2006 (3)
10.11	Letter of Resignation by Mr. Thomas Miller to the Board of Directors of S.E. Asia Trading Company (3)
10.12	General Partnership Agreement between Genesis Equity Partners, LLC and Liang Fang Pharmaceutical, Ltd. dated March 15, 2006. (3)
10.13	Lease Agreement between Beijing Aoshikai Peace Lane Shopping Center and Liang Fang Pharmaceutical Co. Ltd. dated June 1, 2002. (3)
10.14	Lease Agreement between Beijing Aoshikai Peace Lane Shopping Center and Liang Fang Pharmaceutical Co. Ltd. dated June 1, 2005. (3)
10.15	Lease Agreement between Beijing Fengtai District Retired Officer Management Agency of General Logistics of P.L.A. and Liang Fang Pharmaceutical Co. Ltd. dated September 15, 2003. (3)
10.16	Lease Agreement between Beijing Fengtai District 2nd Sanatorium of General Logistics of P.L.A. and Liang Fang Pharmaceutical Co. Ltd. dated April 1, 2003. (3)
10.17	Lease Agreement between Beijing Qiji Investment and Management Center and Liang Fang Pharmaceutical Co. Ltd. dated October 10, 2005. (3)
10.18	Lease Agreement between Beijing South Palace Marketing Center and Liang Fang Pharmaceutical Co. Ltd. dated January 1, 2006. (3)
10.19	Lease Agreement between Beijing Xingfa Food Shop and Liang Fang Pharmaceutical Co. Ltd. dated January 1, 2006. (3)
10.20	Lease Agreement between Construction and Repair Agency of Haiying Group and Liang Fang Pharmaceutical Co. Ltd. dated December 31, 2000. (3)
10.21	Lease Agreement between Liu Zhongyi and Liang Fang Pharmaceutical Co. Ltd. Dated December 15, 2001. (3)
10.22	Lease Agreement between Real Estate Management Agency of General Logistics of P.L.A. and Drugstore (Wanshou Round Branch) of Liang Fang Pharmaceutical Co. Ltd. dated September 1, 2004. (3)
10.23	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Liu Zhongyi dated December 31, 2005. (3)
10.24	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Ma Zhaozhao dated December 31, 2005. (3)
10.25	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Song Guo an dated December 31, 2005. (3)
10.26	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Song Zhenghong dated December 31, 2005. (3)
10.27	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Zehng Guixin dated December 31, 2005. (3)
10.28	Letter Agreement among S.E. Asia Trading Company, Inc., Lynn Management, LLC and Dynacap Holdings Limited LLC dated September 13, 2006. (3)
10.29	Bill of Sale between S.E. Asia Trading Company, Inc. and Charles Smith dated September 25, 2006. (3)

10.30	Loan Agreement among Beijing Liang Fang Pharmaceutical Co., Ltd. and Wu Lan Cha Bu Emergency Hospital (English version) (7)
10.31	Loan Agreement among Beijing Liang Fang Pharmaceutical Co., Ltd. and Wu Lan Cha Bu Emergency Hospital (Chinese version) (7)
10.32	Contract among Wu Lan Cha Bu Emergency Hospital Center and Beijing Liang Fang Pharmaceutical Co., Ltd. dated October 10, 2006 (English version) (7)
10.33	Contract among Wu Lan Cha Bu Emergency Hospital Center and Beijing Liang Fang Pharmaceutical Co., Ltd. dated October 10, 2006 (Chinese version) (7)
10.34	Assignment agreement among Beijing Liang Fang Pharmaceuticals Co., Ltd. and Dr. Liu Zhong Yi dated October 10, 2006 (English version) (7)
10.35	Assignment agreement among Beijing Liang Fang Pharmaceuticals Co., Ltd. and Dr. Liu Zhong Yi dated October 10, 2006 (Chinese version) (7)
10.36

Convertible Redeemable Preferred Share and Warrant Purchase Agreement dated February 25, 2008 by and among Lotus Pharmaceuticals, Inc., its founders Dr. Liu Zhong Yi and Mrs. Song Zhenghong, and certain accredited investors (6)

10.37	Form of Escrow Agreement (6)
10.38	Form of Closing Escrow Agreement (6)
10.39	English translation of Technology Transfer Agreement dated April 25, 2008 by and between Bei Jing En Ze Jia Shi Pharmaceuticals LTD and Dong Guan Kai Fa Biologicals Medicine LTD (9)
10.40	English translation of Agreement dated June 3, 2008 by and between Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company, and Cha You Qian Qi Economy Commission. (10)
10.41	Yipubishan New Drug Certificate and Intellectual Property Right Transfer Contract (12)
10.42	Standby Equity Distribution Agreement between Lotus Pharmaceuticals Inc. and YA Global Master SPV Ltd (13)
10.43	Assignment of Agreement between Lotus Pharmaceutical International, Inc. and Lotus Century Pharmaceutical (Beijing) Technology dated August 20, 2007. *
14.1	Lotus Pharmaceuticals, Inc. Code of Business Conduct and Ethics (11)
21.1	Subsidiaries of the company (7)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

*	Filed herein
(1)	Incorporated by reference from the Current Report on Form 8-K filed on September 7, 2006.
(2)	Incorporated by reference from the registration statement on Form SB-1, SEC File No. 333-118898, filed on September 10, 2004, as amended.
(3)	Incorporated by reference from the Current Report on Form 8-K filed on October 5, 2006.
(4)	Incorporated by reference from the Current Report on Form 8-K filed on November 13, 2006.
(5)	Incorporated by reference from the Current Report on Form 8-K filed on December 19, 2006.
(6)	Incorporated by reference from the Current Report on Form 8-K filed on February 26, 2008.
(7)	Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference from the Current Report on Form 8-K/A as filed on February 29, 2008.
(9)	Incorporated by reference from the Current Report on Form 8-K as filed on May 30, 2008.
(10)	Incorporated by reference from the Current Report on Form 8-K as filed on July 17, 2008.
(11)	Incorporated by reference from the Current Report on Form S-1 as filed on May 13, 2008.
(12)	Incorporated by reference from the Current Report on Form 8-K as filed on February 18, 2009.
(13)	Incorporated by reference from the Current Report on Form 8-K as filed on March 5, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

LOTUS PHARMACEUTICALS, INC.

March 30, 2010	By:	/s/ Zhongyi Liu
Zhongyi Liu, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Liu Zhongyi	Chief Executive Officer and Director	March 30, 2009
Dr. Liu Zhongyi

/s/ Ms. Zeng Yan	Chief Financial Officer	March 30, 2009
Ms. Zeng Yan

/s/ Dr. Ian Ashley	Director	March 30, 2009
Dr. Ian Ashley

/s/ Ms. Li Ping	Director	March 30, 2009
Ms. Li Ping

/s/ Mr. Liu Jin	Director	March 30, 2009
Mr. Liu Jin

/s/ Ms. Xian Xuemei	Director	March 30, 2009
Ms. Xian Xuemei

/s/ Mrs. Song Zhenghong	Director	March 30, 2009
Mrs. Song Zhenghong

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lotus Pharmaceuticals Inc and subsidiaries

We have audited the accompanying consolidated balance sheet of Lotus Pharmaceuticals Inc and subsidiaries. as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2009. Lotus Pharmaceuticals Inc and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lotus Pharmaceuticals Inc and subsidiaries. as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lotus Pharmaceuticals, Inc. and Subsidiaries

Beijing, China

We have audited the accompanying consolidated balance sheets of Lotus Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Sherb & Co., LLP

Certified Public Accountants

New York, New York

March 17, 2009

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$3,945,740	$1,278,808
Accounts receivable	1,784,194	6,132,912
Other receivable	16,132	15,757
Other receivable-related party	—	2,027,954
Inventories	1,039,867	3,787,802
Prepaid expenses and other assets - current	856,691	121,274
Deferred debt costs - current	52,226	398,067

Total Current Assets	7,694,850	13,762,574

PROPERTY AND EQUIPMENT - net of depreciation	16,223,775	6,896,886

OTHER ASSETS
Prepaid expenses - noncurrent	1,359,583	—
Deposits and Installments on intangible assets	41,926,520	41,093,053
Intangible assets, net of accumulated amortization	17,176,207	1,889,661
Deferred debt costs - noncurrent	—	66,344

Total Assets	$84,380,935	$63,708,518

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$427,924	$895,283
Other payables	2,262,760	1,274,882
Taxes payable	3,131,908	5,015,908
Unearned revenue	1,163,771	565,629
Due to related parties - current	1,490,649	1,224,339
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 4,967,959 and 5,747,118 shares issued and outstanding at December 31, 2009 and 2008, respectively, net of discount	4,170,572	—

Total Current Liabilities	12,647,584	8,976,041

LONG-TERM LIABILITIES:
Due to related parties - noncurrent	866,102	889,575
Notes payable - related parties	5,069,023	5,056,451
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 4,967,959 and 5,747,118 shares issued and outstanding at December 31, 2009 and 2008, respectively, net of discount	—	3,652,341

Total Liabilities	18,582,709	18,574,408

STOCKHOLDERS' EQUITY:
Common stock ($.001 par value; 200,000,000 shares authorized; 47,306,332 and 42,420,239 shares issued and outstanding at December 31, 2009 and 2008, respectively)	47,306	42,420
Additional paid-in capital	15,649,328	11,554,381
Statutory reserves	5,674,324	3,750,529
Retained earnings	40,066,036	25,557,537
Accumulated other comprehensive income	4,361,232	4,229,243

Total stockholders' Equity	65,798,226	45,134,110

Total Liabilities and Stockholders' Equity	$84,380,935	$63,708,518

The accompanying notes are an integral part of these consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2009	2008

NET REVENUES:
Wholesale	$44,842,525	$54,067,149
Retail	11,639,923	14,034,389
Other revenues	1,342,197	5,701,491

Total Net Revenues	57,824,645	73,803,029

COST OF SALES	25,353,714	40,651,042

GROSS PROFIT	32,470,931	33,151,987

OPERATING EXPENSES:
Selling expenses	8,040,161	14,902,646
Research and development	—	1,200,194
Loss on fixed assets impairment	1,719,884	—
General and administrative	3,391,875	1,979,203

Total Operating Expenses	13,151,920	18,082,043

INCOME FROM OPERATIONS	19,319,011	15,069,944

OTHER INCOME (EXPENSE):
Debt issuance costs	(412,184)	(361,436)
Registration rights penalty	—	(650)
Interest income	48,520	12,626
Interest expense	(2,154,373)	(1,929,836)

Total Other Income (Expense)	(2,518,037)	(2,279,296)

INCOME BEFORE INCOME TAXES	16,800,974	12,790,648

INCOME TAXES	368,680	—

NET INCOME	$16,432,294	$12,790,648

COMPREHENSIVE INCOME:
NET INCOME	16,432,294	12,790,648

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	131,989	2,247,686

COMPREHENSIVE INCOME	$16,564,283	$15,038,334

NET INCOME PER COMMON SHARE:
Basic	$0.37	$0.30
Diluted	$0.33	$0.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,209,856	42,307,762
Diluted	50,046,381	48,054,880

The accompanying notes are an integral part of these consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2009 and 2008

	Common Stock, $.001 Par Value		Additional			Accumulated other	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Reserves	Income	Equity

Balance, December 31, 2007	41,794,200	$ 41,794	$ 8,095,848	$ 14,355,913	$ 2,161,505	$ 1,981,557	$ 26,636,617

Issuance of Series A convertible redeemable preferred stock	—	—	2,637,828	—	—	—	2,637,828

Warrants issued for consulting expense	—	—	178,187	—	—	—	178,187

Common stock issued for services	366,962	367	318,184	—	—	—	318,551

Common stock issued for conversion of convertible debt	250,000	250	249,750	—	—	—	250,000

Common stock issued for warrants exercised	9,077	9	(9)	—	—	—	—

Warrants repricing	—	—	74,593	—	—	—	74,593

Appropriation to statutory reserve	—	—	—	(1,589,024)	1,589,024	—	—

Net income	—	—	—	12,790,648	—	—	12,790,648

Foreign currency translation adjustment	—	—	—	—	—	2,247,686	2,247,686

Balance, December 31, 2008	42,420,239	42,420	11,554,381	25,557,537	3,750,529	4,229,243	45,134,110

Common stock issued for services	3,610,237	3,610	2,648,723	—	—	—	2,652,333

Common stock issued for conversion of convertible preferred stock	1,275,856	1,276	1,108,724	—	—	—	1,110,000

Escrow Shares transferred to various investors per 2008 Purchase Agreement	—	—	337,500	—	—	—	337,500

Appropriation to statutory reserve	—	—	—	(1,923,795)	1,923,795	—	—

Net income	—	—	—	16,432,294	—	—	16,432,294

Foreign currency translation adjustment	—	—	—	—	—	131,989	131,989

Balance, December 31, 2009	47,306,332	$ 47,306	$ 15,649,328	$ 40,066,036	$ 5,674,324	$ 4,361,232	$ 65,798,226

The accompanying notes are an integral part of these consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,432,294	$12,790,648
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	1,986,361	634,347
Loss on fixed assets impairment	1,719,884	—
Amortization of deferred debt issuance costs	412,184	361,062
Amortization of debt discount	—	208,355
Amortization of discount on convertible redeemable preferred stock	1,196,106	962,604
Amortization of prepaid expense attributable to warrants	14,849	163,338
Stock-based compensation	282,083	318,551
Interest expenses caused by escrow shares transfer	337,500	—
Warrants revaluation	—	74,593
Decrease in allowance for doubtful accounts and sales returns	—	(575,781)
Changes in assets and liabilities:
Accounts receivable	4,361,619	16,001,384
Inventories	2,755,869	(145,910)
Prepaid expenses and other current assets	2,043,209	939,654
Accounts payable and accrued expenses	213,431	1,360,568
Other current payables	668,662	—
Taxes payable	(1,895,451)	4,336,947
Unearned revenue	596,414	(36,276)
Due to related parties	237,452	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,362,466	37,394,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on patent right	—	(2,872,635)
Deposits on land use right	—	(32,124,672)
Payments on intangible assets	(17,581,071)	(5,465,762)
Purchase of property and equipment	(11,118,884)	(1,438,419)

NET CASH USED IN INVESTING ACTIVITIES	(28,699,955)	(41,901,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debt	—	(2,520,000)
Proceeds from sale of convertible redeemable stocks	—	5,000,000
Payment of debt issuance costs	—	(468,568)
Proceeds from related party advances	—	965,986
Repayments of related party advances	—	(1,996,481)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	980,937

EFFECT OF EXCHANGE RATE ON CASH	4,421	247,318

NET INCREASE (DECREASE) IN CASH	2,666,932	(3,279,149)

CASH - beginning of year	1,278,808	4,557,957

CASH - end of year	$3,945,740	$1,278,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$103,250
Income taxes	$—	$—

Non-cash investing and financing activities:
Warrants issued for prepaid financing costs and consulting service	$—	$505,752
Common stock issued for services	$2,370,250	$318,551
Common stock issued for conversion of convertible debt	$—	$250,000
Common stock issued for conversion of convertible redeemable preferred stock	$1,110,000	$—
Debt discount for grant of warrants and beneficial conversion feature	$—	$2,310,263
Convertible redeemable preferred stock issued for dividend payable	$432,125	$—

The accompanying notes are an integral part of these consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Lotus Pharmaceuticals, Inc. (“Lotus” or the “Company”), formerly S.E. Asia Trading Company, Inc. (“SEAA”), was incorporated on January 28, 2004 under the laws of the State of Nevada. SEAA originally operated as a retailer of jewelry, framed art and home accessories. In December 2006, SEAA changed its name to Lotus Pharmaceuticals, Inc.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

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

As of December 31, 2009, Liang Fang owns and operates 10 drug stores throughout Beijing, China. These drugstores sell Western and traditional Chinese medicines, and medical treatment accessories.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization (continued)

As a result of the management agreements between Lotus International and Lotus East, which enable Lotus International to absorb a majority of the risk of loss from Lotus East’s activities and enable Lotus International to receive a majority of its expected residual returns, Lotus International accounts for Lotus east as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46”), “ Consolidation of Variable Interest Entities, an Interpretation of ARB No. 52”.

On May 29, 2007, the Company formed a new entity, Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. (‘‘Lotus Century’’), a wholly foreign-owned enterprise (“WFOE”) organized under the laws of the Peoples’ Republic of China. Lotus Century is a Chinese limited liability company and a wholly-owned subsidiary of Lotus Pharmaceutical International, Inc. Lotus Century intends to be engaged in development of innovative medicines, medical technology consulting and outsourcing services, and related training services. On August 20, 2007, an assignment agreement was signed between Lotus International and Lotus Century. Pursuant to the terms of the assignment agreement, Lotus Century was assigned all of Lotus International’s right, title and interest to control the management and voting and to be entitled to all of the profits and losses of Lotus East.

Basis of presentation; management’s responsibility for preparation of financial statements

Management acknowledges its responsibility for the preparation of the accompanying consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the years presented.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated statements include the accounts of Lotus Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Lotus international and Lotus Century and variable interest entities under its control (Liang Fang and En Ze Jia Shi). All significant inter-company balances and transactions have been eliminated.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments (continued)

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

Accounts receivable

The Company records accounts receivable, net of an allowance for doubtful accounts and sales returns. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within “General and Administrative Expenses”. Accounts are written off after exhaustive efforts at collection. Because we have good relationship with our customers and our collection representative make great efforts to collect our outstanding receivable, the majority age of the balance of our accounts receivable are less than three months. Based on a review of its outstanding balances, the Company did not record any allowance for doubtful accounts in the years ended December 31, 2009 and 2008.

Inventories

Inventories, consisting of raw materials, packaging materials, work-in-process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. The Company did not consider it necessary to record any inventory reserve during the years ended December 31, 2009 and 2008.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. In fiscal 2010, we will demolish a portion of a Beijing En Ze Jia Shi building in order to construct our nine-floor new building. The new building will be used for our offices, research and development, production, and modern storage. Therefore, we recognized the break away as impairment loss. We recorded an impairment loss from fixed assets of $1,719,884 during the year ended December 31, 2009 while we did not record any impairment charges during the year ended December 31, 2008.

Income tax

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

Income tax

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Value added tax

The Company is subject to value added tax (“VAT”) for manufacturing and selling products and business tax for services provided. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient, and will be charged to operations in the period if and when a determination is made by the taxing authorities that a penalty is due.

Revenue recognition

Product sales

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with ASC 605. ASC 605 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Allowance for returns

The Company accounts for sales returns in accordance with ASC 605, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines the estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also by considering other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product discontinuances, and price changes of competitive products, introductions of generic products and introductions of competitive new products. In general, for wholesale sales, the Company provides credit for product returns that are returned six months prior to and up to six months after the product expiration date. Upon sale, the Company estimates an allowance for future product returns. The Company provides additional reserves for contemporaneous events that were not known and knowable at the time of shipment. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, actual return rates, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. The Company also utilizes the guidance provided in ASC 360 in establishing its return estimates. Historically, the Company’s sales returns have been minimal. Accordingly, based upon the Company’s experience, it historically does not record a reserve at the time of sale and there have been no accounting entries related to its product return policy which have reduced its gross revenues or had any material impact on its financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other revenues

Other revenues consist of (i) leasing revenues received for the lease of retail space to various retail merchants; (ii) advertising revenues from the lease of counter space at the Company’s retail locations; (iii) leasing revenue from the lease of retail space to licensed medical practitioners; (iv) revenues received by the Company for research and development projects and lab testing jobs conducted on behalf of third party companies, and; (v) revenues received for performing third party contract manufacturing projects. In connection with third-party manufacturing, the customer supplies the raw materials and we are paid a fee for manufacturing their product and revenue is recognized at the completion of the manufacturing job. The Company recognizes revenues from leasing of space and advertising revenues as earned from contracting third parties. The Company recognizes revenues upon performance of any research or lab testing jobs. Revenues received in advance are reflected as unearned revenue on the accompanying balance sheet. Additionally, the Company receives income from the sale of developed drug formulas. Income from the sale of drug formulas are recognized upon performance of all of the Company’s obligations under the respective sales contract and are included in other income on the accompanying consolidated statement of operations.

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

Unearned Revenue

Unearned revenue consists of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods, in accordance with its revenue recognition policy. At December 31, 2009 and 2008, we have unearned revenue of $1,163,771 and $565,629, respectively.

Stock-based compensation

Stock-based compensation is accounted for under ASC 718, “Share-Based Payment.” ASC 718 requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company accounts for non-employee share-based awards in accordance with ASC 505, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Shipping and handling

Shipping and handling costs are expensed as incurred. Shipping and handling costs were included in selling expenses and amounted to $292 and $210,096 for the years ended December 31, 2009 and 2008, respectively.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $46,450 and $181,026 for the years ended December 31, 2009 and 2008, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and depreciation related to facilities used and fees paid to third parties. For the year ended December 31, 2009, the Company did not have any research and development expense. For the year ended December 31, 2008, the Company expensed $1,200,194 as research and development expense.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and affiliates is the local currency, the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts on December 31, 2009 and 2008 were translated at 6.8372 RMB to $1.00 USD and at 6.8542 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the years ended December 31, 2009 and 2008 were 6.84088 RMB and 6.96225 RMB to $1.00 USD, respectively. In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share (continued)

	For the Years Ended December 31,
	2009	2008
Net income for basic and diluted earnings per share	$16,432,294	$12,790,648
Weighted average shares outstanding – basic	44,209,856	42,307,762
Effect of dilutive securities:
Unexercised warrants	68,199	—
Convertible debentures	5,768,326	5,747,118
Weighted average shares outstanding– diluted	50,046,381	48,054,880
Earnings per share – basic	$0.37	$0.30
Earnings per share – diluted	$0.33	$0.27

As of December 31, 2009 and 2008, a total of 3,726,999 and 5,166,999, respectively, warrants have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

Accumulated other comprehensive income

The Company follows ASC 220 “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, accumulated other comprehensive income consisted of unrealized gains on foreign currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the Company, comprehensive income for the years ended December 31, 2009 and 2008 included net income and unrealized gains from foreign currency translation adjustments.

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2009 and 2008, the Company operated in two business segments - (1) Wholesales segment and (2) Retail segment.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ending December 31, 2009, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements at and for the year ended December 31, 2009, were available to be issued.

Recent Accounting Pronouncements

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

DECEMBER 31, 2009 and 2008

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

In June 2009, FASB established Accounting Standards Codification TM (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification does not have a material impact on the Company’s results of operations or financial position.

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

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In December 2009, FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets”. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash”. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. (2)  Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: (1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect impact on the previously reported financial position, results of operations and cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2009 and 2008, accounts receivable consisted of the following:

	2009	2008
Accounts receivable	$1,784,194	$6,132,912
Less: allowance for sales returns	-	-
Less: allowance for doubtful accounts	-	-
	$1,784,194	$6,132,912

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 3 – INVENTORIES

At December 31, 2009 and 2008, inventories consisted of the following:

	2009	2008
Raw materials	$773,211	$2,884,092
Work in process	-	-
Packaging materials	16,023	16,100
Finished goods	250,633	887,610
	1,039,867	3,787,802
Less: reserve for obsolete inventory	-	-
	$1,039,867	$3,787,802

NOTE 4 – PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consist of the following:

	Useful Life	2009	2008
Office equipment and furniture	3-8 Years	$244,490	$228,673
Manufacturing equipment	10 – 15 Years	5,589,490	5,585,793
Building and building improvements	20 – 40 Years	2,339,612	2,333,809
Construction in progress		12,620,225	1,181,757
		20,793,817	9,330,032
Less: accumulated depreciation		(4,570,042)	(2,433,146)

		$16,223,775	$6,896,886

On December 31, 2009, construction in progress amounted to $12,620,225, representing (i) payments for construction of a new manufacturing plant of approximately $7.02 million located in Cha Ha Er Industrial Park in Inner Mongolia, China, and (ii) payment for construction of a new building of approximately $ 5.6 million in Beijing, China. The amount for the new plant in Inner Mongolia includes costs for road, paving, water well, water reservoir, pump station, switchboard room, distribution room materials, equipment installation engineering (such as transformation boxes, related corollary equipments and various cables etc.,), filter plant, flameproof equipment, fire control pond and pump, civil defense engineering and underground long corridor project, such as electrical, drainage system, heating, water pipes constructions and payment for design service. The amount for the new construction building in Beijing includes payments for design service, water supply and sewerage work, civil air-defense construction fees, heating systems and old building removal. The new building will be set up on the land of 6700 square meters where Beijing En Ze Jia Shi currently is located.

The Company expects to finish the construction of the new building by July, interior decoration by September and GMP certification by December of 2010. Currently, the Company’s administration office, sales office, R&D center and production base are widely separated in various districts of Beijing.

After finishing the construction of the new building, we will relocate above mentioned operating units into one concentrated area, which would help us run our business more efficiently. Upon completion of the construction in progress, the assets will be classified to be its respective property and equipment category.

For the year ended December 31, 2009, depreciation expense amounted to $ 425,895, of which $399,731 was included in cost of sales. For the year ended December 31, 2008, depreciation expense amounted to $482,624, of which $480,201 was included in cost of sales. During the year ended December 31, 2009, the Company recorded an impairment on fixed assets of $1,719,884.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 5 – DEPOSIT AND INSTALLMENT ON INTANGIBLE ASSETS

Deposit and Installments on a Chinese Class I drug patent-Laevo-Bambutero

Pursuant to the technology transfer agreement the Company entered into in April 2008 (See note 12), the Company made a deposit to acquire a Chinese Class I drug patent. Accordingly, the Company recorded $2,925,174 (RMB 20 million) as deposit on patent as of December 31, 2009.

Also, the Company has arranged an installment payment plan on the Chinese Class I drug patent to obtain the patent according to the signed contract. Therefore, the Company made $5,411,572 (RMB 37 million) as installment payments on the intangible assets as of December 31, 2009. The Company will need to make additional installment payments of approximately $1.6 million (RMB 11 million) to obtain the patent.

In addition, we expect to incur approximately $11.7 million (RMB 80 million) related to the clinical trial evaluations for our Laevo-Bambutero drug in next 36 months, the application of which was accepted by the Chinese SFDA on July 10, 2008

Deposit on land use right

As of December 31, 2009, the Company paid a total of $32,712,221 (RMB 223.66 million) for the land use rights to the Company’s new plant site in the Cha Ha Er Industrial Park ( See note 12), located in Inner Mongolia. The amount has been recorded as a deposit payment on intangible assets on the Company’s balance sheet as of December 31, 2009. The deposit payment is refundable if the Chinese local government would not grant its land use rights certificate.

Installments on Gliclazide-Controlled Release Tablets

Pursuant to the new drug patent transfer agreement the Company entered into in February 2009 (See note 12 for Gliclazide-Controlled Release Tablets), the Company has made the first installment to the transferor to obtain the patent. Hence, the Company recorded $877,553 (RMB 6 million) as installment payment on intangible assets as of December 31, 2009. In order to acquire the patent, the Company needs to make additional installments of approximately $439,000 (RMB 3 million).

In addition, we expect to incur approximately $293,000 million (RMB 2 million) related to our Gliclazide-Controlled Release Tablets that was recently accepted by the Chinese SFDA for medicine registration application in the next 12 months.

NOTE 6 – INTANGIBLE ASSETS

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 6 – INTANGIBLE ASSETS (Continued)

The Company entered into an intellectual rights transfer contract with Beijing Yipuan Bio-Medical Technology Co., Ltd. in December 2008 to acquire the drug property right of Yipubishan. The intellectual property right is valued at a fixed amount of RMB 54 million (approximately $7.9 million). We have paid the transfer fee in full for the intellectual property right to Yipuan as of June 30, 2009. The intellectual property right has a term of 10 years and will not expire until December 31, 2018. The Company amortizes the intellectual property right over the term of the intellectual property right

The intangible assets also include land use right amounted to $9,765,621 which is amortized over a term of 50 years.

At December 31, 2009 and 2008, intangible assets consist of the following:

	2009	2008
Manufacturing rights	$-	$1,264,334
Revenue rights	1,316,328	1,313,064
Intellectual rights	7,897,970	-
Land use rights	9,765,621	802,355
Software	10,823	10,796
	18,990,742	3,390,549
Less: accumulated amortization	(1,814,535)	(1,500,888)

	$17,176,207	$1,889,661

Amortization expense amounted to approximately $1,560,466 and $151,723 for the years ended December 31, 2009 and 2008, respectively.

The projected amortization expense attributed to future years is as follows:

Year ending December 31:	Expense
2010	$1,752,609
2011	1,751,683
2012	1,749,976
2013	1,749,976
Thereafter	10,171,963

$17,176,207

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable - related parties consisted of the following at December 31, 2009 and 2008:

	2009	2008
Note to Song Guoan, father of Song Zheng Hong, director and spouse of the company’s CEO Liu Zhongyi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% at December 31, 2009 and 2008), and unsecured	$763,788	$761,894

Note to Zheng Guixin, employee, due on December 30, 2015 with with variable annual interest at 80% of current bank rate (4.75% at December 31, 2009 and 2008), and unsecured	1,653,455	1,649,354

Note to Ma Zhaozhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% at December 31, 2009 and 2008), and unsecured	662,204	660,562

Note to Liu Zhongyi, CEO and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% at December 31, 2009 and 2008), and unsecured	1,409,590	1,406,094

Note to Song Zhenghong, director and spouse of the Company Chief Executive Officer, Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.75% at December 31, 2009 and 2008), and unsecured	579,986	578,547

Total notes payable – related parties, long term	$5,069,023	$5,056,451

For the years ended December 31, 2009 and 2008, the Company recorded a total interest expense of $237,452 and $294,394 related to those loans, respectively.

Due to related parties

The Chief Executive Officer of the Company Mr. Liu Zhongyi and his spouse and several employees of the Company, from time to time, provided advances to the Company for working capital purpose. During the years ended December 31, 2009 and 2008, the Company did not repay any of these advances. On December 31, 2009 and 2008, the Company had a payable to its Chief Executive Officer and his spouse and other employees at an amount of $720,323 and $718,536, respectively. These advances are short-term in nature and non-interest bearing.

As mentioned in Notes 6, the Company entered into a five-year loan agreement and a contract with Wu Lan, whereby the Company agreed to lend Wu Lan approximately $4 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. The Company’s CEO, Mr. Liu, lent this loan to Wu Lan on behalf of the Company. In return, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Mr. Liu accepted the assignment with all the risks and obligations but had no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Mr. Liu compensation for an aggregate of approximately $1.3 million (RMB 9 million) in 5 equal annual installments of approximately $263,000 (RMB 1.8 million) started from October 21, 2006.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

For the years ended December 31, 2009 and 2008, the Company did not pay anything to Mr. Liu for the liability incurred by the assignment in the agreement mentioned above. On December 31, 2009 and 2008, amounts due under this assignment agreement were $1,033,592 and $1,031,028 respectively, of which $263,266 and $525,225 were included in long-term liabilities and has been included in due to related parties on the accompanying balance sheets, respectively.

At December 31, 2009 and 2008, the Company has recorded accrued interest relating to notes payable - related parties of $602,836 and $364,350, respectively, which have been included in due to related parties – non-current on the accompanying balance sheets. The accrued and unpaid interest relating to notes payable will be paid in full on the notes due date in according to the loan agreement. Therefore, the accrued interest is long-term in nature.

For the years ended December 31, 2009 and 2008, a summary of activities in due to related parties is as follows:

	Assignment fee payable	Working capital advances	Accrued interest	Total
Balance - December 31, 2007	966,198	34,072	61,208	1,061,478
Additions	-	682,179	299,036	981,215
Payments made	-	-	-	-
Foreign currency fluctuations	64,830	2,285	4,106	71,221
Balance - December 31, 2008	$1,031,028	$718,536	$364,350	$2,113,914
Additions	-	-	237,580	237,580
Payments made	-	-	-	-
Foreign currency fluctuations	2,564	1,787	906	5,257
Balance - December 31, 2009	$1,033,592	$720,323	$602,836	$2,356,751

NOTE 8 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS

On February 25, 2008 (“Closing Date”), the Company sold, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the “Purchase Agreement”) by and among the Company, Dr. Liu Zhongyi and Mrs. Song Zhenghong (the “Founders”), and accredited investors (each a “Purchaser” and collectively, the “Purchasers”), 5,747,118 shares of the Company’s series A convertible redeemable preferred stock (the “Preferred Stock”) and warrants (the “Warrants”) to purchase 2,873,553 shares of the Company’s common stock, in a private placement (the “February 2008 Private Placement”) pursuant to Regulation D under the Securities Act of 1933, for an aggregate purchase price of $5 million (the “Transaction”). Net proceeds, exclusive of expenses of the transaction were $4.6 million in cash, after the Company paid fees of approximately $469,000 in cash, of which $400,000 was paid to Maxim Group, LLC, the placement agent for the Transaction. The Company recorded $796,133 fees, of which $327,565 was related to the value of the warrants granted to the placement agent, as a deferred debt cost and amortized approximately $ 412,184 and $331,722 of the deferred cost during the years ended December 31, 2009 and 2008, respectively. The convertible redeemable preferred stock is deemed debt due to the mandatory redeemable feature of the preferred stocks according to ASC 480.

The Company used $2,576,556 of the net proceeds of the Transaction to repay in full all of its outstanding principal obligations including accrued interest under the 14% Secured Convertible Notes due February 2008, and the Company used the remainder of the net proceeds for working capital and general corporate purposes.

Pursuant to the Purchase Agreement, the Company issued to the Purchasers an aggregate of 5,747,118 shares of the Company’s series A convertible redeemable preferred stock, par value $0.001 per share, at a price equal to $0.87 per share (the “Preferred Shares”). Each of these Preferred Shares is convertible into one share of the Company’s common stock (as adjusted for stock splits, stock dividends, reclassification and the like), pays an 8% dividend annually, payable in additional Convertible Preferred Shares and also pays any dividend to be paid on the common shares on an as-converted basis. Until May 25, 2010, the Preferred Shares may be redeemed at the option of the Purchasers at the redemption price of $0.87 per share (as adjusted for stock splits, stock dividends, reclassification and

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 8 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

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

The Warrants have an exercise price of $1.21 (subject to adjustment pursuant to the terms of the warrants). The warrants are exercisable for a period of five (5) years from the closing date. Holders of the warrants may not exercise the warrants if the exercise would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of the warrants on not less than 61 days written notice to the Company.

The warrants issued to the investors to purchase 2,873,553 shares of the Company’s common stock were treated as a discount on the convertible redeemable preferred stocks and were valued at $1,188,926 and will be amortized over the term of the Purchase Agreement. Additionally, the convertible redeemable preferred stocks were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. The value of the beneficial conversion feature was $1,121,337 and was recorded as a discount on the convertible redeemable preferred stocks and will be amortized over the term of the Purchase Agreement. Hence, in connection with the issuance of the Preferred Shares and Warrants, the Company recorded a total debt discount of $2,310,263 to be amortized over the term of the convertible preferred stocks. For the years ended December 31, 2009 and 2008, amortization of debt discount amounted to $ 1,196,106 and $962,604, respectively, have been included in interest expense.

The fair values of the warrants granted to the placement agent and issued to the investors with this private placement were computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.64%), (2) expected warrant life of 5 years, (3) expected volatility of 91.85%, (4) expected dividend yield of 0 and (5) grant date share fair value of $0.81.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 8 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

•

The Founders delivered in the aggregate 7,500,000 shares of the Company’s common stock owned by them (the “Escrow Shares”) to an escrow account. Portions of the Escrow Shares are being held in escrow subject to the Company meeting certain net income targets in fiscal years 2007, 2008 and 2009. The target for 2007 is $8.5 million in net income. The target for 2008 is 95% of $13.8 million in net income after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese Renminbi and US dollars used in the Company’s 2008 financial statements and an exchange rate of RMB 7.30 to USD 1.00. The target for 2009 is 95% of $17.5 million in net income after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese Renminbi and US dollars used in the Company’s 2009 financial statements and an exchange rate of RMB 7.30 to USD 1. A portion of the Escrow Shares will be transferred to the Purchasers if the Company does not meet the earning targets, and released back to the Founders if the Company does; another portion of the Escrow Shares is being held in escrow subject to the Company listing on the NASDAQ Stock Market within 18 months following the Closing Date. These Escrow Shares will be transferred to the Purchasers if the listing is not completed within that time period, and released back to the Founders if it is. These net income targets for 2007, 2008 and 2009 were achieved by the Company. In September 2009, a total of 416,667 Escrow Shares subject to the Company listing on the NASDAQ Stock Market within 18 months following the Closing Date were transferred to the Purchasers since the listing is not completed within that time period. The Company valued these Escrow Shares transferred to the Purchasers at the fair value on the transfer date at $0.81 per share or an aggregate of $337,500. In connection with transfer of the 416,667 shares of the Company’s common stock, the Company recorded interest expenses of $337,500 with a corresponding credit to additional paid-in capital of $337,500. In addition, two-thirds of the Escrow Shares are held in escrow to ensure that the Purchasers receive their full redemption payments if they choose to redeem their Preferred Shares. If a Purchaser receives less than the full redemption amount for each Preferred Share being redeemed, the Purchaser will receive a number of Escrow Shares to make up the difference, based on the then-current market price of the common shares. Following the end of the redemption period, these Escrow Shares, less those transferred to any Purchasers that redeemed their Preferred Shares, will be released back to the Founders.

In fiscal 2008, the Company evaluated whether or not the series A convertible redeemable preferred stock contain embedded conversion options, which meet the definition of derivatives under ASC 815 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations. The Company concluded that since the series A convertible redeemable preferred stock had a fixed redemption price of $0.87, the convertible redeemable preferred stock was not a derivative instrument.

On February 25, 2009, the Company issued 459,772 additional shares of Series A Preferred Stock to the holders of Series A Preferred Stock for the mandatory 8% annual dividends.

During the period from May 1, 2009 to December 31, 2009, the Company issued 36,925 shares of Series A Preferred Stock to a few of our Series A preferred stockholders for their mandatory dividends since they fully converted their convertible redeemable preferred stock into our common stock.

During the fiscal 2009, 1,275,856 shares of Series A convertible redeemable preferred stock were converted into 1,275,856 shares of the Company’s common stock.

The series A convertible redeemable preferred stock on December 31, 2009 and 2008 is as follows:

	2009	2008
Series A convertible redeemable preferred stock	$4,322,125	$5,000,000
Less: unamortized discount	(151,553)	(1,347,659)
Series A convertible redeemable preferred stock, net	$4,170,572	$3,652,341

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 9 – TAXES PAYABLE

Income Tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

The Company was incorporated in the United States and has incurred a net operating loss for income tax purposes for the year ended December 31, 2009. The Company had estimated loss carry forwards of approximately $3,683,000 and $2,258,000 as of December 31, 2009 and 2008, respectively, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, which may be available for offset against future taxable U.S. income expiring in 2029 and 2028, respectively.

Management believes that the realization of the benefits from these losses carryforward appears uncertain due to The Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed. The valuation allowance at December 31, 2009 and 2008 was approximately $1,252,000 and $768,000, respectively. The net change in the valuation allowance was an increase of approximately $484,000 during the year ended December 31, 2009. The consolidated income is earned overseas and will continue to be indefinitely reinvested in oversea operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of December 31, 2009 and 2008 is as follows:

	2009	2008
Tax benefit of net operating loss carryforward	$1,252,000	$768,000
Valuation allowance	(1,252,000)	(768,000)
Net deferred tax asset	$-	$-

Lotus Pharmaceutical International, Inc. was incorporated in the United States and it was an affiliated group of Lotus Pharmaceuticals Inc. for United States income tax purpose. So, no income tax provision was made for Lotus Pharmaceutical International, Inc.

Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. and Lotus East were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.

Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. did not have any business activity for PRC income tax purpose. So, no income tax provision was made for Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and Foreign Interest Enterprises (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the Foreign Enterprise Income Tax (“FEIT”), and its associated preferential tax treatments, beginning on January 1, 2008. Lotus East received income tax exemption for its fiscal year 2008 taxable income from National Taxation Bureau of P.R.C. located in Fengtai District, Beijing, PRC on January 22, 2008.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 9 – TAXES PAYABLE (Continued)

Income Tax (continued)

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%. Beijing Liang Fang was subject to 25% income tax rate since January 1, 2009. Located in Inner Mongolia, Liang Fang’s branch received income tax exemption for its fiscal 2009 taxable income from Cha You Qian Qi government situated in Inner Mongolia, P.R.C. on June 3, 2008. Lotus East received income taxes exemption for its fiscal 2008 taxable income.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for years ended December 31, 2009 and 2008:

	2009	2008
US statutory rates	34.0%	34.0%
US effective rate in excess of China tax rate	(10.5%)	(11.1%)
China income tax exemptions	(27.0%)	(31.1%)
Non-deductible expenses	2.8%	4.1%
US valuation allowance	2.9%	4.1%

Effective tax rates	2.2%	0.0%

Value Added Tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax, or VAT, in accordance with Chinese laws. The applicable VAT tax rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT).

VAT on sales and VAT on purchases amounted to $9,607,184, and $979,731 for the year ended December 31, 2009 and $11,759,766 and $936,974 for the year ended December 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of December 31, 2009 and 2008, the VAT payable amounted to $2,411,459 and $5,015,908, respectively.

At December 31, 2009 and 2008, taxes payable are as follows:

	December 31, 2009	December 31, 2008
Value added tax payable	$2,411,459	$5,015,908
Income tax payable	368,878	-
Other taxes payable	351,571	-
Total	$3,131,908	$5,015,908

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock and Additional Paid-in Capital

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

In June 2009, the Company issued 251,668 shares of common stock to Mr. Liu Zhongyi, Chairman and CEO of the Company, for his services rendered from January 1, 2009 to May 31, 2009 as the Company’s Chief Executive Officer. The stock was valued at the fair value of $0.30 per share on the grant date. In connection with the issuance of these shares, the Company recorded stock-based compensation of $75,000.

In June 2009, the Company issued 90,876 shares of common stock to Adam Wasserman for services rendered from January 1, 2009 to April 30, 2009 as the Company’s former Chief Financial Officer and services rendered from May 1, 2009 to May 31, 2009 as the Company’s consultant. The stock was valued at the fair value of $0.28 per share on the grant date. In connection with the issuance of these shares, the Company recorded stock-based compensation of $25,333.

In June 2009, the Company issued in aggregate 60,000 shares of common stock to the six directors of the Company for services rendered from January 1, 2009 to December 31, 2009 as the Company’s Board of Directors’ members. The Company valued these common shares at the fair value on the grant date at $0.30 per share or an aggregate of $18,000. In connection with issuance of these shares, the Company recorded stock-based expenses of $18,000.

In October 2009, the Company issued 1.25 million shares of common stock to Mr. Shihong Zhai in according to the consulting agreement dated October 22, 2009 between Liangfang and Shihong Zhai. The Company valued these common shares at the fair value on the grant date at $1.06 per share. In connection with the issuance of these shares, the Company recorded prepaid expense of $1,325,000 and will amortize it over the related service term. For the year ended December 31, 2009, the amortization expense related to this issuance was $110,417.

In November 2009, the Company issued 1 million shares of common stock to Mr. Baocai Liu in according to a consulting agreement entered on November 20, 2009 between Liangfang and Baocai Liu. The Company valued these common shares at the fair value on the grant date at $0.96 per share. In connection with the issuance of these shares, the Company recorded prepaid consulting expense of $960,000 and will amortize it over its service period. For the year ended December 31, 2009, the amortization expense related to this issuance was $53,333.

During the fiscal 2009, the Company issued in aggregate 1,275,856 shares of common stock to various Series A convertible redeemable preferred stockholders in connection with the conversion of 1,275,856 shares of Series A convertible preferred stock.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 10 – SHAREHOLDERS’ EQUITY (Continued)

Statutory Surplus Reserves

The Company is required to make appropriations to statutory surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital.

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. For the years ended December 31, 2009 and 2008, statutory surplus reserve activity was as follows:

Statutory Surplus Reserve
Balance – December 31, 2007	$2,161,505
Addition to statutory reserves	1,589,024
Balance – December 31, 2008	3,750,529
Addition to statutory reserves	1,923,795
Balance – December 31, 2009	$5,674,324

Stock Warrants

Stock warrants issued, terminated/forfeited, exercised and outstanding during the years ended December 31, 2009 and 2008 are as follows:

	Shares	Average Exercise price per share
Warrants outstanding, December 31, 2007	1,500,000	$0.87
Warrants issued	3,726,999	1.21
Warrants terminated/forfeited	-	-
Warrants exercised	(60,000)	0.87
Warrants outstanding, December 31, 2008	5,166,999	1.13
Warrants granted	-	-
Warrants expired/forfeited	-	-
Warrants exercised	-	-
Warrants outstanding, December 31, 2009	5,166,999	$1.13

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 10 – SHAREHOLDERS’ EQUITY (Continued)

Stock Warrants (continued)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding on December 31, 2009:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding on December 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable on December 31, 2009	Weighted Average Exercise Price
$0.87	1,440,000	2.12	$0.87	1,440,000	$0.87
1.20	2,873,553	3.16	1.20	2,873,553	1.20
1.21	603,446	3.16	1.21	603,446	1.21
$1.50	250,000	2.07	1.50	250,000	1.50
	5,166,999	2.81	$1.13	5,166,999	$1.13

NOTE 11 – SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, Disclosure about Segments of an Enterprise and Related Information. In the years ended December 31, 2009 and 2008, the Company operated in two reportable business segments: (1) the manufacture and distribution of pharmaceutical products and examination of other companies’ products and (2) the retailing of traditional and Chinese medicines and supplies through ten drug stores located in Beijing China and other ancillary revenues generated from retail location such as rental income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the years ended December 31, 2009 and 2008 is as follows:

For the year ended December 31, 2009	Wholesale and third-party manufacturing and examination	Retail operations	Rent and advertising	Unallocated	Total
Net revenues	$45,391,549	$11,639,923	$793,173	$-	$57,824,645
Cost of sales	16,700,366	8,609,723	43,625	-	25,353,714
Operating expenses	-	-	-	13,151,920	13,151,920
Other expense (income)	-	-	-	2,518,037	2,518,037
Income tax	-	-	-	368,680	368,680
Net income	$28,691,183	$3,030,200	$749,548	$(16,038,637)	$16,432,294

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 11 – SEGMENT INFORMATION (Continued)

For the year ended December 31, 2008	Wholesale and third-party manufacturing and examination	Retail operations	Rent and advertising	Unallocated	Total
Net revenues	$58,989,064	$14,034,389	$779,576	$-	$73,803,029
Cost of sales	27,609,871	12,830,217	-	-	40,440,088
Operating expenses	-	-	-	18,292,997	18,292,997
Other expense (income)	-	-	-	2,279,296	2,279,296
Income tax	-	-	-	-	-
Net income	$31,379,193	$1,204,172	$779,576	$(20,572,293)	$12,790,648

The Company does not allocate selling expenses, research and development expenses, loss on fixed assets impairment, general and administrative expenses, other expense (income) and income tax to its reportable segments, because these activities are managed at a corporate level.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. Substantially all of the Company’s assets are located in China.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and manufacturing space in Beijing, China and those leases expire through May 2019.

Future minimum rental payments required under these operating leases are as follows:

Year Ending December 31,
2010	309,110
2011	206,912
2012	172,750
2013	109,694
2014 and thereafter	589,605

Total minimum lease payments	$ 1,388,071

For the years ended December 31, 2009 and 2008, rent expense amounted to $301,994 and $210,954, respectively.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia Shi has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia Shi guaranteed that the grant monies will be shared equally by both parties. As of December 31, 2009, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia Shi should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

New Manufacturing Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District in Inner Mongolia. The new facility, which will be comprised approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s current manufacturing capacity. The Company was subsequently granted the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters). The new facility, which will manufacture medical injection products, including 0.9% physiological saline injection, hydroxyethyl starch 130/0.4 injection

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

New Manufacturing Facility (continued)

and hydroxyethyl starch 200/0.5 injection, Qiang Yi Ji starch, a medical corn starch commonly known as O-2-hydeoxyethyl starch, dextran and additional pharmaceuticals, will require a total investment of RMB 623.66 million, or approximately $91 million. The construction began on the project in August 2008 and the Company anticipates that it will take five years to complete the construction. As of December 31, 2009, the Company has incurred approximately $39.7 million related to this project and the amount has been included as construction in progress of approximately $7 million and installments on intangible assets of approximately $32.7 million in the consolidated financial statements.

Included in the total cost of the project is land cost of approximately $32.7 million (RMB 223.66 million) which was paid in full to Cha You government. Other components of the project include construction costs of approximately $17.6 million (RMB 120 million) costs associated with the various production lines estimated at approximately $33.6 million (RMB 230 million) and working capital of approximately $7.3 million (RMB 50 million).

Liang Fang intends to use its present working capital together with bank loans and government grants and third party finance to fund the project. The funds are required to be invested over the next five years. As of December 31, 2009, Liang Fang has paid approximately $39.4 million (approximately RMB 269.5 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from those third party sources.

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

New Drug Patent Transfer Agreement

In February 2009, one of our affiliates, En Ze Jia Shi, entered into a New Drug Patent Transfer Agreement with Beijing Huicheng Ruixiang Pharmaceutical Technology Co. LTD (“Huicheng”) pursuant to which Huicheng agreed to transfer the patent technology and related research materials about the Chinese drug of Gliclazide-Controlled Released Tablets to En Ze Jia Shi on an exclusive basis in exchange for a transfer patent fee of approximately $1.3 million (RMB 9 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

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
•

Paying for organization, seal, signature, field-exam, registration and related fees including registration and examination fees, registration evaluation fees etc. for the new medicine registration materials,

•	Completing clinical research and paying related fees if the new medicine is required for clinical research, and
•	Making payment to Huicheng according to specific schedule mentioned in the agreement.

In addition to the payment of the patent transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at proximately $293,000 million (RMB 2 million). Lotus East intends to use its working capital to fund the project costs.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

New Drug Patent Transfer Agreement (continued)

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

•	Provide the new medicine registration samples with 100,000 dosage units, and
•	Supplement and improve the technical materials according to the requirement of the Evaluation Center of Chinese State Drug Administration.

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•	Approximately $0.9 million (RMB 6 million) is due by the 90th business day following the receipt of the Notice of China Accepted Patent and Notice of Medicine Registration Application,
•	Approximately $0.2 million (RMB 1.5 million) is due by the 30th business day after the receipt of the medicine’s clinical ratification document, and
•	Approximately $0.2 million (RMB1.5 million) is due by the 30th business day after the production ratification from the SFDA is obtained.

En Ze Jia Shi made the first installment of approximately $0.9 million (RMB 6 million) to Huicheng in May 2009 which is to be returned to En Ze Jia Shi if it can not obtain the production ratification from the SFDA due to any fault caused by Huicheng.

NOTE 13 – CONCENTRATIONS OF MAJOR CUSTOMERS AND SUPPLIERS

Customers

During the years ended December 31, 2009 and 2008, no customer accounted for more than 10% of the Company’s total sales.

Suppliers

One major supplier provided approximately 25% of the Company’s purchases of raw materials and third party manufactured finished goods for the year ended December 31, 2009 and the Company did not have any amount of advance to this supplier as of December 31, 2009. During the fiscal year of 2008, no supplier accounted for more than 10% of the Company’s total purchases.

NOTE 14 – OPERATING RISK

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

DECEMBER 31, 2009 and 2008

NOTE 14 – OPERATING RISK (Continued)

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

NOTE 15 – SUBSEQUENT EVENT

On March 3, 2010, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock, $0.001 par value per share for a total purchase price of up to ten million dollars ($10,000,000). Each advance under the SEDA shall not be more than $200,000. For each share of Common Stock purchased pursuant to an advance under the SEDA, YA Global will pay to the Company the higher of (i) ninety-three (93%) of the lowest daily volume weighted average price of the Common Stock during the five (5) consecutive trading days following delivery by the Company of an advance notice or (ii) $0.87, the minimum acceptable price. Under the SEDA, the Company cannot begin to take advances until such time as it files with the Securities and Exchange Commission (“SEC”) a registration statement which registers the resale of the shares of Company Common Stock to be issued to YA Global, and such registration statement is declared effective by the SEC. Additionally, any advance under the SEDA which causes YA Global to own more than 4.99% of the Company’s Common Stock will be automatically withdrawn. The Company is not obligated to utilize any of the $10 million available under the SEDA and there are no minimum commitments or minimum use penalties. The SEDA, unless terminated by the Company, shall terminate on the earlier of (i) the two-year anniversary of the date that the registration statement shall be declared effective by the SEC or (ii) the date on which the Company has drawn down the maximum amount permitted under the SEDA. The Company has granted YA Global customary indemnification rights in connection with the SEDA. YA Global has also granted the Company customary indemnification rights in connection with the SEDA.

In January 2010, the Company issued an aggregate of 659,113 shares of common stock to Longview Fund LP for its 1,315,000 warrants at the exercise price of $0.87 per warrant, which such shares were issued as a result of cashless exercise.

In January 2010, the Company issued McLaughlin & Stern, LLP, warrants to purchase 150,000 shares of common stock at an exercise price of $1.91 per share in connection with legal services rendered.

In March 2010, the Company issued YA Global Master SPV Ltd. (“YA”) an aggregate of 208,117 shares of its common Stock as a commitment fee of $300,000 in connection with a Standby Equity Distribution Agreement entered into with YA.

In March 2010, the Company issued Gragnola Limited an aggregate of 200,000 shares of common stock in connection with corporate affairs and development services to be rendered. The stock was valued at the fair value of $1.38 per share on the grant date.

Between January and February of 2010, the Company issued an aggregate of 2,489,655 shares of common stock to various Series A convertible redeemable preferred stockholders in connection with the conversion of 2,489,655 shares of Series A preferred stock.

In 2010, the Company issued 369,319 additional shares of Series A Preferred Stock to the holders of Series A Preferred Stock for the mandatory 8% annual dividends.