Form 10-Q
period 2010-03-31
Lotus Pharmaceuticals, Inc.
filed 2010-05-14
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes ☐   No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 52,996,664 shares of common stock are issued and outstanding as of May 13, 2010.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to enforce the Contractual Arrangements, Lotus East's strategic initiatives, economic, political and market conditions and fluctuations, U.S. and Chinese government and industry regulation, interest rate risk, U.S., Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place substantial reliance on these forward-looking statements and readers should carefully review this report in its entirety together with our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC, including the risks described in Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

PART 1. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,125,181	$3,945,740
Accounts receivable	1,669,704	1,784,194
Other receivable	16,135	16,132
Inventories	3,301,050	1,039,867
Prepaid expenses and other assets - current	1,091,909	856,691
Deferred debt costs	—	52,226

Total Current Assets	7,203,979	7,694,850

PROPERTY AND EQUIPMENT, net	21,309,774	16,223,775

OTHER ASSETS
Prepaid expenses	1,169,167	1,359,583
Deposits and Installments on intangible assets	9,215,781	9,214,299
Intangible assets, net	49,458,233	49,888,428

Total Assets	$88,356,934	$84,380,935

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$301,442	$427,924
Other payables	1,418,234	2,262,760
Taxes payable	2,481,808	3,131,908
Unearned revenue	795,620	1,163,771
Due to related parties	1,668,007	1,490,649
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 2,847,623 and 4,967,959 shares issued and outstanding at March 31, 2010
and December 31, 2009, respectively, net of discount	2,477,433	4,170,572

Total Current Liabilities	9,142,544	12,647,584

LONG-TERM LIABILITIES:
Due to related parties	859,819	866,102
Notes payable - related parties	5,069,839	5,069,023

Total Liabilities	15,072,202	18,582,709

STOCKHOLDERS' EQUITY:
Common stock ($.001 par value; 200,000,000 shares authorized; 50,863,217 and 47,306,332
shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	50,863	47,306
Additional paid-in capital	18,192,431	15,649,328
Statutory reserves	6,240,202	5,674,324
Retained earnings	44,429,076	40,066,036
Accumulated other comprehensive income	4,372,160	4,361,232

Total stockholders' Equity	73,284,732	65,798,226

Total Liabilities and Stockholders' Equity	$88,356,934	$84,380,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
NET REVENUES:
Wholesale	$11,498,086	$8,940,405
Retail	3,252,392	2,137,188
Other revenues	198,434	746,694

Total Net Revenues	14,948,912	11,824,287

COST OF SALES	6,243,629	5,186,158

GROSS PROFIT	8,705,283	6,638,129

OPERATING EXPENSES:
Selling expenses	2,168,953	1,701,799
General and administrative	1,021,857	747,206

Total Operating Expenses	3,190,810	2,449,005

INCOME FROM OPERATIONS	5,514,473	4,189,124

OTHER INCOME (EXPENSE):
Debt issuance costs	(52,226)	(99,517)
Interest income	1,280	1,319
Interest expense	(432,402)	(448,097)

Total Other Income (Expense)	(483,348)	(546,295)

INCOME BEFORE INCOME TAXES	5,031,125	3,642,829

INCOME TAXES	102,207	74,727

NET INCOME	$4,928,918	$3,568,102

COMPREHENSIVE INCOME:
NET INCOME	4,928,918	3,568,102

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	10,928	62,111

COMPREHENSIVE INCOME	$4,939,846	$3,630,213

NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.08
Diluted	$0.09	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	49,559,184	43,048,060
Diluted	53,708,923	49,254,950

The accompanying notes are an integral part of these unaudtied condensed consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,928,918	$3,568,102
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	444,812	362,467
Amortization of deferred debt issuance costs	52,226	99,517
Amortization of discount on convertible redeemable preferred stock	151,553	288,783
Amortization of prepaid expense attributable to warrants	—	14,849
Interest expense attributable to beneficial conversion feature of preferred shares	184,660	—
Stock-based compensation	23,000	—
Changes in assets and liabilities:
Accounts receivable	114,778	4,744,877
Inventories	(2,261,039)	66,423
Prepaid expenses and other current assets	208,214	1,329,083
Accounts payable and accrued expenses	194,827	(666,522)
Other current payables	(844,890)	—
Taxes payable	(650,611)	(3,027,383)
Unearned revenue	(368,342)	228,143
Due to related parties	90,697	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,268,803	7,008,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on intangible assets	—	(4,965,976)
Purchase of property and equipment	(5,090,025)	(2,153,243)

NET CASH USED IN INVESTING ACTIVITIES	(5,090,025)	(7,119,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	—	59,314

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	59,314

EFFECT OF EXCHANGE RATE ON CASH	663	1,527

NET DECREASE IN CASH	(2,820,559)	(50,039)

CASH - beginning of period	3,945,740	1,278,808

CASH - end of period	$1,125,181	$1,228,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for services	$253,000	$249,000
Common stock issued for conversion of convertible redeemable preferred stock	$2,166,000	$—
Convertible redeemable preferred stock issued for dividend payable	$321,308	$400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in an annual financial statement prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 included in its Annual Report on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three months ended March 31, 2010 and 2009 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, fair value of warrants and beneficial conversion features related to the convertible preferred stock and fair value of warrants granted.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses, convertible debt, customer advances, and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company did not identify any assets or liabilities that are required to be presented on its condensed consolidated balance sheets at fair value in accordance with ASC 820.

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the United States. Balances in the United States are insured up to $250,000 at each bank. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

The Company records accounts receivable, net of an allowance for doubtful accounts and sales returns. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within “General and Administrative Expenses”. Accounts are written off after exhaustive efforts at collection. Because of the Company’s good relationship with its customers and the efforts of the Company’s collection representative to collect outstanding receivables, the majority age of the balance of the Company’s accounts receivable are less than three months. Based on a review of its outstanding balances, the Company did not consider it necessary to record any allowance for doubtful accounts during the three months ended March 31, 2010 and 2009.

Inventories

Inventories, consisting of raw materials, packaging materials, work-in-process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. The Company did not record any inventory reserve during the three months ended March 31, 2010 and 2009.

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended March 31, 2010, no impairment is necessary.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes (continued)

In 2006, FASB issued ASC 740, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting and disclosure for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company has implemented this interpretation as of July 1, 2007. ASC 740 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Revenue recognition

Product sales

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with ASC 360. ASC 360 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other revenues

Other revenues consist of (i) rental income received for the lease of retail space to various retail merchants and licensed medical practitioners; (ii) revenues received for research and development projects and lab testing jobs conducted on behalf of third party companies; and (iii) revenues received for performing third party contract manufacturing projects. The Company recognizes revenues from leasing of space as earned from contracting third parties. The Company recognizes revenues upon performance of any research or lab testing jobs. In connection with third-party manufacturing, the customer supplies the raw materials and the Company is paid a fee for manufacturing their product and revenue is recognized at the completion of the manufacturing job. Revenues received in advance are reflected as unearned revenue on the accompanying balance sheets.

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

Unearned Revenue

Unearned revenue consists of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods, in accordance with its revenue recognition policy. At March 31, 2010 and December 31, 2009, the Company had unearned revenue of $795,620 and $1,163,771, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Shipping and handling

Shipping and handling costs are expensed as incurred. Shipping and handling costs were included in selling expenses. For the three months ended March 31, 2010 and 2009, all of the shipping and handling expenses were paid by the Company’s customers.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 5% of salaries. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs and are not material.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $0 and $6,500 for the three months ended March 31, 2010 and 2009, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and depreciation related to facilities used and fees paid to third parties. For the three months ended March 31, 2010 and 2009, the Company did not incur any research and development expense.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is U.S. dollars, but the functional currency of the Company’s operating subsidiaries and affiliates is Chinese Reminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2010 and 2009 was $663 and $1,527, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (continued)

Asset and liability accounts on March 31, 2010 and December 31, 2009 were translated at 6.8361 RMB to $1.00 USD and at 6.8372 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the three months ended March 31, 2010 and 2009 were 6.83603 RMB and 6.84659 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

	For the Three Months Ended March 31,
	2010	2009
Net income for basic and diluted earnings per share	$4,928,918	$3,568,102
Weighted average shares outstanding – basic	49,559,184	43,048,060
Effect of dilutive securities:
Unexercised warrants	671,184	—
Convertible debentures	3,478,555	6,206,890
Weighted average shares outstanding– diluted	53,708,923	49,254,950
Earnings per share – basic	$0.10	$0.08
Earnings per share – diluted	$0.09	$0.07

As of March 31, 2010 and 2009, a total of 400,000 and 5,166,999 warrants, respectively, have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

Accumulated other comprehensive income

The Company follows ASC 220 “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, accumulated other comprehensive income consisted of unrealized gains on foreign currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the Company, comprehensive income for the three months ended March 31, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended March 31, 2010 and 2009, the Company operated in two business segments - (1) Wholesales segment and (2) Retail segment.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the three months ended March 31, 2010, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements at and for the three months ended March 31, 2010, were available to be issued.

Recent Accounting Pronouncements

In August 2009, FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In December, 2009, FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. (2)  Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: (1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2010 and December 31, 2009, accounts receivable consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Accounts receivable	$1,669,704	$1,784,194
Less: allowance for sales returns	—	—
Less: allowance for doubtful accounts	—	—
	$1,669,704	$1,784,194

NOTE 3 – INVENTORIES

At March 31, 2010 and December 31, 2009, inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw materials	$424,670	$773,211
Packaging materials	125,937	16,023
Finished goods	2,750,443	250,633
Total	$3,301,050	$1,039,867

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2010 and December 31, 2009, property and equipment consist of the following:

	Useful Life	March 31, 2010	December 31, 2009
Office equipment and furniture	3 – 8 Years	$244,529	$244,490
Manufacturing equipment	10 – 15 Years	5,590,390	5,589,490
Building and building improvements	20 – 40 Years	2,339,988	2,339,612
Construction in progress		17,712,229	12,620,225
		25,887,136	20,793,817
Less: accumulated depreciation		(4,577,362)	(4,570,042)

		$21,309,774	$16,223,775

On March 31, 2010, construction in progress amounted to $17,712,229, representing (i) payments for construction of a new manufacturing plant of approximately $7.02 million located in Cha Ha Er Industrial Park in Inner Mongolia, China, and (ii) payment for construction of a new building of approximately $10.69 million in Beijing, China. The amount for the new plant in Inner Mongolia includes costs for road, paving, water well, water reservoir, pump station, switchboard room, distribution room materials, equipment installation engineering (such as transformation boxes, related corollary equipments and various cables etc.,), filter plant, flameproof equipment, fire control pond and pump, civil defense engineering and underground long corridor project, such as electrical, drainage system, heating, water pipes construction and payment for design service. The amount for the new building under construction in Beijing includes payments for design service, water supply and sewerage work, civil air-defense construction fees, heating systems, old building removal, construction materials and related costs the new building will be built on land of 6,700 square meters.

The Company expects to finish the construction of the new building by July, interior decoration by September and GMP certification by December 2010. Currently, the Company’s administration office, sales office, R&D center and production base are widely separated in various districts of Beijing.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT (Continued)

After finishing the construction of the new building, the Company will relocate certain operating units into one concentrated area, which would improve operational efficiency. Upon completion of the construction in progress, the assets will be classified to the property and equipment category.

For the three months ended March 31, 2010, depreciation expense amounted to $ 6,585, of which $0 was included in cost of sales since the Company did not perform any production during the first quarter of 2010. For the three months ended March 31, 2009, depreciation expense amounted to $126,291, of which $119,775 was included in cost of sales.

NOTE 5 – DEPOSIT ON PATENT AND INSTALLMENT ON INTANGIBLE ASSETS

Deposit and Installments on a Chinese Class I drug patent-Laevo-Bambuterol

Pursuant to the technology transfer agreement the Company entered into in April 2008 (See note 12), the Company made a deposit to acquire a Chinese Class I drug patent. Accordingly, the Company recorded $2,925,645 (RMB 20 million) as a deposit on a patent as of March 31, 2010.

Also, the Company has arranged an installment payment plan on the Chinese Class I drug patent to obtain the patent according to the signed contract. Therefore, the Company made $5,412,443 (RMB 37 million) as installment payments on the intangible assets as of March 31, 2010. The Company will need to make additional installment payments of approximately $1.6 million (RMB 11 million) to obtain the patent.

In addition, the Company expects to incur approximately $5.85 million (RMB 40 million) related to the Laevo-Bambuterol drug that has completed the Chinese SFDA special review process in the next 33 months.

Installments on Gliclazide-Controlled Release Tablets

Pursuant to the new drug patent transfer agreement the Company entered into in February 2009 (See note 12 for Gliclazide-Controlled Release Tablets), the Company has made the first installment to the transferor to obtain the patent. Hence, the Company recorded $877,693 (RMB 6 million) as installment payment on intangible assets as of March 31, 2010. In order to acquire the patent, the Company needs to make additional installments of approximately $439,000 (RMB 3 million).

In addition, the Company expects to incur approximately $293,000 million (RMB 2 million) related to our Gliclazide-Controlled Release Tablets that was recently accepted by the Chinese SFDA for medicine registration application in the next 10 months.

NOTE 6 – INTANGIBLE ASSETS

On October 9, 2006, the Company entered into a five-year loan agreement (the “Loan Agreement”) and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend Wu Lan approximately $4 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan agreed to grant the Company an exclusive right to supply all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Mr. Liu Zhongyi (hereafter, “Mr. Liu”), made this loan to Wu Lan on behalf of the Company. On October 21, 2006, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Mr. Liu accepted the assignment with all the risks and obligations but no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Mr. Liu compensation for approximately $1.3 million (RMB 9 million) in five (5) equal annual installments of approximately $263,000 (RMB 1.8 million) commencing October 21, 2006. Accordingly, the Company recorded an intangible asset of approximately $1.3 million (RMB 9 million) related to the exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company will amortize this exclusive right over a term of 20 years.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the terms of the land use rights, which range from 40 to 50 years. The Company acquired one parcel of land use right in Beijing and the other parcel of land use right in Inner Mongolia, China. The Company has received land use right certificate on the parcel of land in Beijing. While, as of the quarterly reporting filing date, the Company has not received land use right certificate on the parcel of land in Inner Mongolia. The delay is common in China. The Company acquired the two parcels of land use rights in the amounts of approximately $42.5 million (RMB 290,429,504), which are included in intangible assets.

At March 31, 2010 and December 31, 2009, intangible assets consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Revenue rights	1,316,540	1,316,328
Intellectual rights	7,899,241	7,897,970
Land use rights	42,484,677	42,477,842
Software	10,825	10,823
	51,711,283	51,702,963
Less: accumulated amortization	(2,253,050)	(1,814,535)

	$49,458,233	$49,888,428

Amortization expense amounted to approximately $438,227 and $236,176 for the three months ended March 31, 2010 and 2009, respectively.

The projected amortization expense attributed to future periods is as follows:

Period ending March 31:	Expense
2011	$1,752,891
2012	1,751,306
2013	1,750,258
2014	1,750,258
Thereafter	42,453,520

$49,458,233

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable - related parties consisted of the following at March 31, 2010 and December 31, 2009:

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

Notes payable – related parties (continued)

	March 31, 2010	December 31, 2009
	(Unaudited)
Note to Song Guoan, father of Song Zheng Hong, director and spouse of the company’s CEO Liu Zhongyi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at March 31, 2010 and December 31, 2009, respectively), and unsecured	$763,911	$763,788

Note to Zheng Guixin, employee, due on December 30, 2015 with with variable annual interest at 80% of current bank rate (4,69% and 4.75% at March 31, 2010 and December 31, 2009, respectively), and unsecured	1,653,721	1,653,455

Note to Ma Zhaozhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at March 31, 2010 and December 31, 2009, respectively), and unsecured	662,311	662,204

Note to Liu Zhongyi, CEO and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at March 31, 2010 and December 31, 2009, respectively), and unsecured	1,409,816	1,409,590

Note to Song Zhenghong, director and spouse of the Company Chief Executive Officer, Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at March 31, 2010 and December 31, 2009, respectively), and unsecured	580,080	579,986

Total notes payable – related parties, long term	$5,069,839	$5,069,023

For the three months ended March 31, 2010 and 2009, the Company recorded a total interest expense of $59,405 and $59,314 related to the above loans, respectively.

Due to related parties

The Chief Executive Officer of the Company Mr. Liu Zhongyi and his spouse and several employees of the Company, from time to time, provided advances to the Company for working capital purposes. During the three months ended March 31, 2010 and 2009, the Company did not repay any of these advances. At March 31, 2010 and December 31, 2009, the Company had a payable to its Chief Executive Officer and his spouse and other employees at an amount of $720,439 and $720,323, respectively. These advances are short-term in nature and non-interest bearing.

As mentioned in Note 6, the Company entered into a five-year loan agreement and a contract with Wu Lan, whereby the Company agreed to lend Wu Lan approximately $4 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. The Company’s CEO, Mr. Liu, made this loan to Wu Lan on behalf of the Company. In return, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Mr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Mr. Liu accepted the assignment with all the risks and obligations but had no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Mr. Liu compensation for an aggregate of approximately $1.3 million (RMB 9 million) in 5 equal annual installments of approximately $263,000 (RMB 1.8 million) started from October 21, 2006.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

Due to related parties (continued)

For the three months ended March 31, 2010 and 2009, the Company did not pay anything to Mr. Liu for the liability incurred by the assignment in the agreement mentioned above. At March 31, 2010 and December 31, 2009, amounts due under this assignment agreement were $1,033,758 and $1,033,592 respectively, of which $197,481 and $263,266 were included in long-term liabilities and has been included in due to related parties on the accompanying balance sheets, respectively.

At March 31, 2010 and December 31, 2009, the Company has recorded accrued interest relating to notes payable - related parties of $662,338 and $602,836, respectively, which have been included in due to related parties – non-current on the accompanying balance sheets. The accrued and unpaid interest relating to notes payable will be paid in full on the due date of the notes in accordance with the loan agreement. Therefore, the accrued interest is long-term in nature.

During the period from January 1, 2010 to March 31, 2010, the Chief Executive Officer of the Company, Mr. Liu Zhongyi, from time to time, made payments to various unrelated third parties on behalf of the Company. At March 31, 2010, the Company had a payable to its Chief Executive Officer at an amount of $111,291.

For the three months ended March 31, 2010, a summary of activities in due to related parties is as follows:

	Assignment fee payable	Working capital advances	Accrued interest	Payments made on behalf of the Company	Total
Balance- December 31, 2009	$1,033,592	$720,323	$602,836	$—	$2,356,751
Additions	—	—	59,405	111,291	170,696
Payments made	—	—	—	—	—
Foreign currency fluctuations	166	116	97	—	379
Balance- March 31, 2010	$1,033,758	$720,439	$662,338	$111,291	$2,527,826

NOTE 8 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS

On February 25, 2008 (“Closing Date”), the Company sold, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the “Purchase Agreement”) by and among the Company, Dr. Liu Zhongyi and Mrs. Song Zhenghong (the “Founders”), and accredited investors (each a “Purchaser” and collectively, the “Purchasers”), 5,747,118 shares of the Company’s Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) and warrants (the “Warrants”) to purchase 2,873,553 shares of the Company’s common stock, in a private placement (the “February 2008 Private Placement”) pursuant to Regulation D under the Securities Act of 1933, for an aggregate purchase price of $5 million (the “Transaction”). Net proceeds, exclusive of expenses of the transaction were $4.6 million in cash, after the Company paid fees of approximately $469,000 in cash, of which $400,000 was paid to Maxim Group, LLC, the placement agent for the Transaction. The Company recorded $796,133 in fees, of which $327,565 was related to the value of the warrants granted to the placement agent, as a deferred debt cost and amortized approximately $52,226 and $99,517 of the deferred cost during the three months ended March 31, 2010 and 2009, respectively. The convertible redeemable preferred stock is deemed debt due to the mandatory redeemable feature of the Preferred Stock according to ASC 480 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".

The Company used $2,576,556 of the net proceeds of the Transaction to repay in full all of its outstanding principal obligations including accrued interest under the 14% Secured Convertible Notes due February 2008, and the Company used the remainder of the net proceeds for working capital and general corporate purposes.

Pursuant to the Purchase Agreement, the Company issued to the Purchasers an aggregate of 5,747,118 shares of the Company’s Preferred Stock, par value $0.001 per share, at a price equal to $0.87 per share (the “Preferred Shares”). Each of these Preferred Shares is convertible into one share of the Company’s common stock (as adjusted for stock splits, stock dividends, reclassification and the like), pays an 8% dividend annually, payable in additional Convertible Preferred Shares and also pays any dividend to be paid on

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

the common shares on an as-converted basis. Until May 25, 2010, the Preferred Shares may be redeemed at the option of the Purchasers at the redemption price of $0.87 per share (as adjusted for stock splits, stock dividends, reclassification and the like), and no other capital stock of the Company may be redeemable prior to the Preferred Shares. Holders of Preferred Shares may not convert Preferred Shares to common shares if the conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of Preferred Shares on not less than 61 days written notice to the Company. In addition, the Company issued to the Purchasers warrants to purchase up to 2,873,553 shares of the Company’s common stock in the aggregate.

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

The warrants issued to the investors to purchase 2,873,553 shares of the Company’s common stock were treated as a discount on the convertible redeemable preferred stocks and were valued at $1,188,926 and will be amortized over the term of the Purchase Agreement. Additionally, the convertible redeemable preferred stocks were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. The value of the beneficial conversion feature was $1,121,337 and was recorded as a discount on the convertible redeemable preferred stocks and will be amortized over the term of the Purchase Agreement. Hence, in connection with the issuance of the Preferred Shares and Warrants, the Company recorded a total debt discount of $2,310,263 to be amortized over the term of the convertible preferred stocks. For the three months ended March 31, 2010 and 2009, amortization of debt discount amounted to $151,553 and $288,783, respectively, have been included in interest expense.

The fair value of the warrants granted to the placement agent and issued to the investors with the private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.64%), (2) expected warrant life of 5 years, (3) expected volatility of 91.85%, (4) expected dividend yield of 0 and (5) grant date share fair value of $0.81.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

•

The Founders delivered in the aggregate 7,500,000 shares of the Company’s common stock owned by them (the “Escrow Shares”) to an escrow account. Portions of the Escrow Shares are being held in escrow subject to the Company meeting certain net income targets in fiscal years 2007, 2008 and 2009. The target for 2007 is $8.5 million in net income. The target for 2008 is 95% of $13.8 million in net income after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese Renminbi and US dollars used in the Company’s 2008 financial statements and an exchange rate of RMB 7.30 to USD 1.00. The target for 2009 is 95% of $17.5 million in net income after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese Renminbi and US dollars used in the Company’s 2009 financial statements and an exchange rate of RMB 7.30 to USD 1. A portion of the Escrow Shares will be transferred to the Purchasers if the Company does not meet the earning targets, and released back to the Founders if the Company does; another portion of the Escrow Shares is being held in escrow subject to the Company listing on the NASDAQ Stock Market within 18 months following the Closing Date. These Escrow Shares will be transferred to the Purchasers if the listing is not completed within that time period, and released back to the Founders if it is. These net income targets for 2007, 2008 and 2009 were achieved by the Company. In September 2009, a total of 416,667 Escrow Shares subject to the Company listing on the NASDAQ Stock Market within 18 months following the Closing Date were transferred to the Purchasers since the listing was not completed within that time period. The Company valued these Escrow Shares transferred to the Purchasers at the fair value on the transfer date at $0.81 per share or an aggregate of $337,500. In connection with transfer of the 416,667 shares of the Company’s common stock, the Company recorded interest expense of $337,500 with a corresponding credit to additional paid-in capital of $337,500. In addition, two-thirds of the Escrow Shares are held in escrow to ensure that the Purchasers receive their full redemption payments if they choose to redeem their Preferred Shares. If a Purchaser receives less than the full redemption amount for each Preferred Share being redeemed, the Purchaser will receive a number of Escrow Shares to make up the difference, based on the then-current market price of the common shares. Following the end of the redemption period, these Escrow Shares, less those transferred to any Purchasers that redeemed their Preferred Shares, will be released back to the Founders.

In fiscal year 2008, the Company evaluated whether or not the Preferred Stock contains embedded conversion options, which meet the definition of derivatives under ASC 815 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations. The Company concluded that since the Preferred Stock had a fixed redemption price of $0.87, the convertible redeemable preferred stock was not a derivative instrument.

On February 25, 2009, the Company issued 459,772 additional shares of Preferred Stock to the holders of Series A Preferred Stock for the first mandatory 8% annual dividends.

During the period from May 1, 2009 to December 31, 2009, the Company issued 36,925 shares of Preferred Stock to certain of its Series A preferred stockholders for their mandatory dividends since they fully converted their convertible redeemable preferred stock into common stock.

During the fiscal year 2009, 1,275,856 shares of Preferred Stock were converted into 1,275,856 shares of the Company’s common stock.

On February 25, 2010, the Company issued 369,319 additional shares of Preferred Stock to the holders of Series A convertible redeemable preferred stock for the second mandatory 8% annual dividends of $321,308. The price of the Preferred Stock was $0.87 per share which was less than the market price of the Company's common stock on February 25, 2010 and each of these Preferred Shares was convertible into one share of the Company's common stock (as adjusted for stock splits, stock dividends, reclassification and the like). We recognized the beneficial conversion feature as an interest expense of $184,660, representing the difference between the fair market value of the 369,319 shares of the Preferred Stock, determined on an "as if converted" basis, and the price of the 369,319 shares of the Preferred Stock ($321,308) with a corresponding credit to additional paid-in capital of $184,660

During the period from January 1, 2010 to March 31, 2010, 2,489,655 shares of Preferred Stock were converted into 2,489,655 shares of the Company’s common stock.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

The Preferred Stock at March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
Series A convertible redeemable preferred stock	$2,477,433	$4,322,125
Less: unamortized discount	—	(151,553)
Series A convertible redeemable preferred stock, net	$2,477,433	$4,170,572

The discount on the Preferred Stock was fully amortized over the term of the convertible redeemable preferred stock. Under the designations of related agreements, rights and preferences of the Preferred Stock, the Company can be required to redeem the Preferred Stock at the option of the holder for a period of 90 days beginning on February 25, 2010. The redemption price which is equal to $0.87 per share plus any accrued but unpaid dividends must be paid in cash, in one lump sum within one month from the end of the 90 day period.

NOTE 9 – TAXES PAYABLE

Income Tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

TheCompany was incorporated in the United States and has incurred a net operating loss for income tax purposes for the three months ended March 31, 2010. The Company had estimated loss carry forwards of approximately $4,240,000 and $3,683,000 as of March 31, 2010 and December 31, 2009, respectively, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carry forwards for United States income taxes, which may be available for offset against future taxable U.S. income expire in 2030 and 2029, respectively.

Management believes that the realization of the benefits from these losses carryforward appears uncertain due to the Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed. The valuation allowance at March 31, 2010 and December 31, 2009 was approximately $1,442,000 and $1,252,000, respectively. The net change in the valuation allowance was an increase of approximately $190,000 during the three months ended March 31, 2010. The consolidated income is earned overseas and will continue to be indefinitely reinvested in oversea operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Tax benefit of net operating loss carryforward	$1,442,000	$1,252,000
Valuation allowance	(1,442,000)	(1,252,000)
Net deferred tax asset	$—	$—

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES PAYABLE (Continued)

Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. did not have any business activity for PRC income tax purpose. So, no income tax provision was made for Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd.

Income Tax (continued)

Beijing Liang Fang was subject to 25% income tax rate since January 1, 2009. Located in Inner Mongolia, Liang Fang’s branch received income tax exemption for its fiscal 2010 and 2009 taxable income from the Cha You Qian Qi government situated in Inner Mongolia, P.R.C. on June 3, 2008.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
US statutory rates	34%	34%
Foreign income not recognized in the US	(34%)	(34%)
China statutory rates	25%	25%
China income tax exemption	(22.97%)	(22.95%)
Effective income tax rates	2.03%	2.05%

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

VAT on sales and VAT on purchases amounted to $2,507,555, and $189,519 for the three months ended March 31, 2010 and $1,883,463 and $267,332 for the three months ended March 31, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of March 31, 2010 and December 31, 2009, the VAT payable amounted to $977,967 and $2,411,459, respectively.

At March 31, 2010 and December 31, 2009, taxes payable are as follows:

	March 31, 2010	December 31, 2009
Value added tax payable	$977,967	$2,411,459
Corporation income tax payable	471,143	368,878
Other taxes payable	1,032,698	351,571
Total	$2,481,808	$3,131,908

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock and Additional Paid-in Capital

In January 2010, the Company issued an aggregate of 659,113 shares of common stock to Longview Fund LP for its cashless exercise of 1,315,000 warrants at the exercise price of $0.87 per warrant.

In January 2010, the Company issued McLaughlin & Stern, LLP, warrants to purchase 150,000 shares of common stock at an exercise price of $1.91 per share in connection with legal services rendered.

In March 2010, the Company issued YA Global Master SPV Ltd. (“YA”) an aggregate of 208,117 shares of its common Stock as a commitment fee of $300,000 in connection with a Standby Equity Distribution Agreement entered into with YA. The shares were valued at the fair value on the grant date.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock and Additional Paid-in Capital (continued)

In March 2010, the Company issued Gragnola Limited an aggregate of 200,000 shares of common stock in connection with corporate affairs and development services to be rendered. The shares were valued at the fair value of $1.38 per share on the grant date. In connection with the issuance of these shares, the Company recorded prepaid expenses of $276,000 and will amortize it over the service period. For the three months ended March 31, 2010, the amortization expense related to this issuance was $23,000.

On February 25, 2010, the Company issued 369,319 additional shares of Preferred Stock to the holders of Series A convertible redeemable preferred stock for the second mandatory 8% annual dividends of $321,308. The price of the Preferred Stock was $0.87 per share which was less than the market price of the Company's common stock on February 25, 2010 and each of these Preferred Shares was convertible into one share of the Company's common stock (as adjusted for stock splits, stock dividends, reclassification and the like). We recognized the beneficial conversion feature as an interest expense of $184,660, representing the difference between the fair market value of the 369,319 shares of the Preferred Stock, determined on an "as if converted" basis, and the price of the 369,319 shares of the Preferred Stock ($321,308) with a corresponding credit to additional paid-in capital of $184,660 (see note 8).

During the period from January 1, 2010 to March 31, 2010, the Company issued an aggregate of 2,489,655 shares of common stock to various Series A convertible redeemable preferred stockholders in connection with the conversion of 2,489,655 shares of Series A preferred stock.

In 2010, the Chief Executive Officer of the Company made payments of $80,000 on behalf of the Company as financing costs in connection with a Standby Equity Distribution Agreement entered into with YA. The Company recorded the financing costs as Additional Paid-in Capital.

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. For the three months ended March 31, 2010, statutory surplus reserve activity was as follows:

Statutory Surplus Reserve
Balance – December 31, 2009	$5,674,324
Addition to statutory reserves	565,878
Balance – March 31, 2010	$6,240,202

Stock Warrants

Stock warrants issued, terminated/forfeited, exercised and outstanding during the three months ended March 31, 2010 were as follows:

	Shares	Average Exercise Price per share
Warrants outstanding, December 31, 2009	5,166,999	$1.13
Warrants granted	150,000	1.91
Warrants expired/forfeited	—	—
Warrants exercised	(1,315,000)	0.87
Warrants outstanding, March 31, 2010	4,001,999	$1.24

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Stock Warrants (continued)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.87	125,000	1.87	$0.87	125,000	$0.87
1.20	2,873,553	2.91	1.20	2,873,553	1.20
1.21	603,446	2.91	1.21	603,446	1.21
1.50	250,000	1.82	1.50	250,000	1.50
$1.91	150,000	4.78	1.91	150,000	1.91
	4,001,999	2.88	$1.24	4,001,999	$1.24

NOTE 11 – SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, Disclosure about Segments of an Enterprise and Related Information. In the three months ended March 31, 2010 and 2009, the Company operated in two reportable business segments: (1) the manufacture and distribution of pharmaceutical products and examination of other companies’ products and (2) the retailing of traditional and Chinese medicines and supplies through ten drug stores located in Beijing China and other ancillary revenues generated from retail locations such as rental income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the three months ended March 31, 2010 and 2009 was as follows:

For the three months ended March 31, 2010	Wholesale and third-party manufacturing and examination	Retail operations	Rent	Unallocated	Total
Net revenues	$11,498,086	$3,252,392	$198,434	$—	$14,948,912
Cost of sales	3,913,198	2,319,517	10,914	—	6,243,629
Operating expenses	—	—	—	3,190,810	3,190,810
Other expense (income)	—	—	—	483,348	483,348
Income tax	—	—	—	102,207	102,207
Net income	$7,584,888	$932,875	$187,520	$(3,776,365)	$4,928,918

For the three months ended March 31, 2009	Wholesale and third-party manufacturing and examination	Retail operations	Rent	Unallocated	Total
Net revenues	$9,488,971	$2,137,188	$198,128	$—	$11,824,287
Cost of sales	3,665,352	1,509,909	10,897	—	5,186,158
Operating expenses	—	—	—	2,449,005	2,449,005
Other expense (income)	—	—	—	546,295	546,295
Income tax	—	—	—	74,727	74,727
Net income	$5,823,619	$627,279	$187,231	$(3,070,027)	$3,568,102

The Company does not allocate selling expenses, research and development expenses, general and administrative expenses, other expense (income) and income tax to its reportable segments, because these activities are managed at a corporate level.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. Substantially all of the Company’s assets are located in China.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia Shi has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia Shi guaranteed that the grant monies will be shared equally by both parties. As of March 31, 2010, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia Shi should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

New Manufacturing Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District in Inner Mongolia. The new facility, which will be comprised of approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s current manufacturing capacity. The Company was subsequently granted the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters). The new facility, which will manufacture medical injection products, including 0.9% physiological saline injection, hydroxyethyl starch 130/0.4 injection and hydroxyethyl starch 200/0.5 injection, Qiang Yi Ji starch, a medical corn starch commonly known as O-2-hydeoxyethyl starch, dextran and additional pharmaceuticals, will require a total investment of RMB 623.66 million, or approximately $91 million. The construction began on the project in August 2008 and the Company anticipates that it will take five years to complete the construction. As of March 31, 2010, the Company has incurred approximately $39.7 million related to this project and the amount has been included as construction in progress of approximately $7 million and intangible assets of approximately $32.7 million in the consolidated financial statements.

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

Liang Fang intends to use its present working capital together with bank loans and government grants and third party finance to fund the project. The funds are required to be invested over the next five years. As of March 31, 2010, Liang Fang has paid approximately $39.4 million (approximately RMB 269.5 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from those third party sources.

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

New Drug Patent Transfer Agreement

In February 2009, one of the Company’s  affiliates, En Ze Jia Shi, entered into a New Drug Patent Transfer Agreement with Beijing Huicheng Ruixiang Pharmaceutical Technology Co. LTD (“Huicheng”) pursuant to which Huicheng agreed to transfer the patent technology and related research materials about the Chinese drug of Gliclazide-Controlled Released Tablets to En Ze Jia Shi on an exclusive basis in exchange for a transfer patent fee of approximately $1.3 million (RMB 9 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

•	Finishing other needed related technical materials of this new medicine and providing the legal invoice for raw materials and purchase agreement etc.,

•	Providing enough raw materials, to enable Huicheng to prepare new medicine of 100,000 dosage units, and standard samples for experiments and research,

•	Providing the choice basis and quality standards of the package materials,

•

Paying for organization, seal, signature, field-exam, registration and related fees including registration and examination fees, registration evaluation fees etc. for the new medicine registration materials,

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

New Drug Patent Transfer Agreement (continued)

•	Completing clinical research and paying related fees if the new medicine is required for clinical research, and

•	Making payment to Huicheng according to specific schedule mentioned in the agreement.

In addition to the payment of the patent transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at approximately $293,000 million (RMB 2 million). Lotus East intends to use its working capital to fund the project costs.

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

Employee Severance Payment

The Company's operations are carried out in the PRC and the Company does not have any employee in USA. The Company does not have any contingent liability for severance payment for employees who work for the Company over two years.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONCENTRATIONS OF MAJOR CUSTOMERS AND SUPPLIERS

Customers

During the three months ended March 31, 2010 and 2009, no customer accounted for more than 10% of the Company’s total sales.

Suppliers

Two major suppliers provided approximately 31% of the Company’s purchases of raw materials and third party manufactured finished goods for the three months ended March 31, 2010 and the Company did not have any amount of advance to this supplier as of March 31, 2010. During the three months ended March 31, 2009, no supplier accounted for more than 10% of the Company’s total purchases.

NOTE 14 – SUBSEQUENT EVENT

In April 2010, 2,133,447 shares of the Company’s common stock were issued in connection with the conversion of 2,133,447 shares of convertible redeemable preferred stock.

The Company has performed an evaluation of subsequent events through May 13, 2010, the date these consolidated financial statements were issued.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We develop, manufacture, and sell pharmaceuticals in the PRC. We produce medicine and drugs in forms of tablets, capsules, granules, eye-drops, and freeze-dried powder injection. We have established markets for several drugs that are self-branded or self-patented, including (i) Maixin - valsartan capsules for the treatment of hypertension, (ii) Muxin – eye drops for the treatment of glaucoma and (iii) Yipubishan - octreotide Acetate Injection solution for the treatment of gastric ulcers. Our drug development is focused on the treatment of cerebro-cardiovascular disease, asthma, and diabetes. We have a nationwide sales network to directly and indirectly sell to hospitals, clinics and drugs stores in approximately 30 provinces in China. Additionally, through our 10 retail pharmacy locations in Beijing, China, we sell traditional Chinese and American medications and medical treatment equipment.

To be in compliance with China’s regulations on foreign ownership in the pharmaceutical industry and to consolidate the financial statements of our operating entities in Lotus East, we operate our business in China through the Contractual Arrangements with Lotus East. The contractual relationship among the above companies as follows:

The term of Contractual Arrangements was approved and extended by the board of directors in April 2010 from 10 years to 30 years, i.e. 2006-2036.

Based in Beijing, China, Lotus East is engaged in development, manufacture, and selling pharmaceuticals in the PRC. Lotus East produces medicine and drugs in forms of tablets, capsules, granules, eye-drops, and freeze-dried powder injection. Lotus East has established markets for several drugs that are self-branded or self-patented, including: (i) Maixin - Valsartan capsules for the treatment of hypertension, (ii) Muxin – eye drops for the treatment of glaucoma and (iii) Yipubishan - Octreotide Acetate Injection solution for the treatment of gastric ulcers. Lotus East’s drug development is focused on the treatment of cerebro-cardiovascular disease, asthma, and diabetes. Lotus East has a nation-wide sales network to directly and indirectly sell to hospitals, clinics and drug stores in 30 provinces in China. Additionally, through our 10 retail pharmacy locations in Beijing, China, Lotus East sells Western and traditional Chinese medications, leases medical treatment facilities to licensed physicians, and generates revenues from the leasing of retail space to third party vendors at its retail stores.

When used in this section, and except as may be set forth otherwise, the terms "we," "us," "ours," and similar terms includes Lotus and its subsidiary Lotus International as well as Lotus East.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation, etc. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

VARIABLE INTEREST ENTITIES

We have adopted ASC 810 “Consolidation of Variable Interest Entities” (“ASC 810”), an Interpretation of Accounting Research Bulletin No. 51. ASC 810 requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risks of, and enjoy the rewards normally associated with ownership of the entities, and therefore we are the primary beneficiary of these entities. As a VIE, Lotus East’s revenues are included in our total revenues, Lotus East’s income from operations is consolidated with ours, and our net income includes all of Lotus East’s net income.

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

OTHER REVENUE

Other revenues consist of (i) rental income received for the lease of retail space to various retail merchants and licensed medical practitioners; (ii) revenues received for research and development projects and lab testing jobs conducted on behalf of third party companies; and (iii) revenues received for performing third party contract manufacturing projects. We recognize revenues from leasing of space as earned from contracting third parties. We recognize revenues upon performance of any research or lab testing jobs. In connection with third-party manufacturing, the customer supplies the raw materials and we are paid a fee for manufacturing their product and revenue is recognized at the completion of the manufacturing job. Revenues received in advance are reflected as unearned revenue on the accompanying balance sheets.

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

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property and equipment are as follows:

Buildings and leasehold improvement	20 to 40 years
Manufacturing equipment	10 to 15 years
Office equipment and furniture	5 to 8 years

INTANGIBLE ASSETS

Intangible assets consist of revenue right, intellectual right, software and land use rights. Revenue right is amortized over 20 years, which is the term the Company would benefit from it. Intellectual right is being amortized over 10 years as based on the transfer agreement. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 40 -50 years. Software is amortized over 3 years, its estimated useful life.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and depreciation for facilities related to research and development activities and salaries paid for the development of our products and fees paid to third parties. We had no research and development expenses during the three months ended March 31, 2010.

INCOME TAXES

We are governed by the Income Tax Law of the PRC and the United States. Income taxes are accounted for pursuant to accounting standards, which is an asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

STOCK-BASED COMPENSATION

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets”. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. (2)  Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: (1) Level of disaggregating. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU does not have a material impact on the Company's consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

Our financial statements are expressed in U.S. dollars and the functional currency of Lotus Pharmaceuticals, Inc., our parent company, is U.S. dollars, but the functional currency of our operating subsidiaries and affiliates is Chinese Reminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total Net Revenues

Total net revenues for the three months ended March 31, 2010 were $14,948,912 as compared to total net revenues of $11,824,287 for the three months ended March 31, 2009, an increase of $3,124,625 or approximately 26.4%. For the three months ended March 31, 2010 and 2009, net revenues consisted of the following:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Wholesale	$11,498,086	$8,940,405
Retail	3,252,392	2,137,188
Other revenues	198,434	746,694
Total net revenues	$14,948,912	$11,824,287

•

For the three months ended March 31, 2010, wholesale revenues increased $2,557,681 or approximately 28.6%. In the first quarter of fiscal 2010, we added five new prescription drugs to our products delivered through our national wholesale channels. The five new prescription drugs covered by the National Health Insurance Program have proven their market acceptance. One of the five new prescription drugs is Omeprazole Enteric-coated Capsule which is for the treatment of duodenal ulcer. The other four drugs are traditional Chinese medicine in capsules, tablets and ointment for the treatment of chronic prostate infection, psoriasis, influenza and meridian pain, respectively. As a result, our wholesale revenues for the three months ended March 31, 2010 increased.  We anticipate that our wholesale revenues will continue to increase in the rest of 2010 since the newly added five prescription drugs are expected to increase our market share.

•

For the three months ended March 31, 2010, retail revenues increased by $1,115,204 or 52.2%. At the end of fiscal 2009, we appointed a general manager for our Over-the-Counter Drug Division that manages our own ten drug stores' sales, and the newly created direct sales to other Over-the-Counter drug stores in Beijing. The general manager has strong management skills in medical sales and marketing and logistics and is an expert in delivery of services to drug stores in Beijing. As of the end of last fiscal year, our Over-the-Counter Drug Division successfully entered into supply contracts with more than five hundred drug stores in Beijing. All contracts have a term from one to two years and are renewable upon mutual agreement. In the first quarter of fiscal 2010, we served more than 700 other Over-the-Counter drug stores in Beijing. Due to the growth and success of our OTC Drug Division's sales force, our retail revenues for the first quarter of fiscal 2010 substantially increased. We expect our retail revenue from our own ten drug stores will remain in its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the rest of 2010.

•	For the three months ended March 31, 2010, other revenues decreased by $548,260 or approximately 73.4%. The decrease in other revenues is attributable to the following:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Leasing revenues	$198,434	$198,128
Third-party manufacturing	—	513,651
Research and development and lab testing services	—	34,915
Total other revenues	$198,434	$746,694

•

We sublease certain portions of our retail stores and counter spaces to various other vendors which generate leasing revenues. The slight increase was primarily due to the favorable RMB currency appreciation which converted our leasing revenue in RMB into higher US dollar amounts. We expect these lease revenues will maintain at its current level with minimal growth in the rest of 2010.

•

For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. For the three months ended March 31, 2010, we did not have any third-party manufacturing revenue as compared to $513,651 for the three months ended March 31, 2009, a decrease of $513,651 or 100%. Our prior customers built their own facilities and can manufacture their products at lower costs in their own factories. As a result, we did not generate any third-party manufacturing revenue in the first quarter of 2010. We do not anticipate that we will generate any third-party manufacturing revenue in the rest of 2010 since we do not expect to find any customer with third party manufacturing contracts.

•

We performed research and development (“R&D”) and lab testing projects for various third parties and performed drug testing and analysis. For the three months ended March 31, 2010, we did not have any research and development and lab testing revenue as compared to $34,915 for the three months ended March 31, 2009, a decrease of $34,915 or 100%. Our historical customers for these services purchased related machinery and they can do similar R&D and lab testing in their own labs at a lower price and decided not to use our services. We do not expect that we will generate any revenue from R&D and lab testing in the rest of 2010 since we do not anticipate finding new customers with research and development and lab testing projects.

Cost of Sales

Cost of sales for our retail revenues includes packing materials, purchased third-party manufactured finished goods and related taxes. Cost of sales for our wholesale and other revenues includes direct materials, direct labor fees, manufacturing overhead such as indirect materials, indirect labor fees, utilities and depreciation indirectly related to production, and related taxes. For the three months ended March 31, 2010, our total cost of sales amounted to $6,243,629 or approximately 41.8% of total revenues as compared to cost of sales of $5,186,158 or approximately 43.9% of total revenues for the three months ended March 31, 2009. The slight decrease in cost of sales as a percentage of total revenue was primarily due to better purchase pricing management for raw material and third party manufactured finished goods as well as more efficient controls in labor fees.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $8,705,283 or 58.2% of total revenues, as compared to $6,638,129 or 56.1% of total revenues for the three months ended March 31, 2009. The slight increase in gross profit margin was attributable to the decrease in cost of sales as a percentage of revenue. The decrease in cost of sales as a percentage of revenue was primarily contributed to better managed raw materials and third party manufactured finished goods purchase as well as more efficient control in labor fees. We expect that our gross profit margin will remain in its current level with slight growth in the future.

Operating Expenses

Total operating expenses for the three months ended March 31, 2010 were $3,190,810, as compared to the total operating expenses of $2,449,005 for the three months ended March 31, 2009, an increase of $741,805 or approximately 30.3%. This increase included the following:

For the three months ended March 31, 2010, selling expenses amounted to $2,168,953 as compared to $1,701,799 for the three months ended March 31, 2009, an increase of $467,154 or approximately 27.5%. This increase is primarily attributable to the increase of our sales revenues. We expect our selling expenses will increase in the near future since we anticipate that our revenues will increase in the rest of 2010.

For the three months ended March 31, 2010, general and administrative expenses were $1,021,857, as compared to the general and administrative expenses of $747,206 for the three months ended March 31, 2009, an increase of $274,651 or approximately 36.8%. These changes were summarized below:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Salaries and related benefits	$156,455	$172,100
Amortization and depreciation expenses	444,812	242,692
Rent	75,579	75,355
Travel and entertainment	—	165,651
Professional fees	310,542	41,709
Other	34,469	49,699
Total	$1,021,857	$747,206

The changes in these expenses from the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 included the following:

•

Salaries and related benefits decreased $15,645 or approximately 9.1%. The slight decrease was mainly attributable to our continuous efforts to control corporate spending. We anticipate that our salaries and related benefits will remain in its current level with minimal increase in the rest of 2010.

•

Amortization of our intangible assets and depreciation on our fixed assets increased by $202,120 or approximately 83.3%, which was primarily attributable to an increase in amortization on land use rights of approximately $224,000 offset by a decrease in amortization on manufacturing right of approximately $22,000 because the manufacturing right was fully amortized in fiscal 2009.

•	Rent increased $224 or approximately 0.3% which is primarily attributable to the RMB currency appreciation which converted our rent expenses in RMB into higher US dollar amounts.

•

For the first quarter of fiscal 2010, we did not incur any travel and entertainment expenses as compared to $165,651 for the comparable period of fiscal 2009, a decrease of $165,651 or 100%.  During the three months ended March 31, 2010, we did not have any travel and entertainment activities, therefore, the travel and entertainment expenses for the period was zero.

•

Professional fees increased $268,833 or approximately 644.5%, which was primarily attributable to an increase in fees related to our consultants’ service of approximately $223,000, an increase in fees related to our attorney’s service of approximately $12,000, an increase in fees paid for our audit service of approximately $15,000, an additional payment for internal control service of approximately $15,000 for which we did not have any corresponding expense in the comparable period of fiscal 2009 and the RMB currency appreciation which converted our professional fees in RMB into higher US dollar amounts.

•

Other general and administrative expenses, which included office supplies, general management fees, car insurance, meeting expenses and other office expenses, decreased by $15,230 or approximately 30.6%  reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from Operations

As a result of foregoing, we reported income from operations of $5,514,473 for the three months ended March 31, 2010 as compared to income from operations of $4,189,124 for the three months ended March 31, 2009, an increase of $1,325,349 or approximately 31.6%.

Other Expenses

For the three months ended March 31, 2010, total other expenses amounted to $483,348 as compared to other expense of $546,295 for the three months ended March 31, 2009, a decrease of $62,947 or approximately 11.5%. This change was primarily attributable to:

•

For the three months ended March 31, 2010, our debt issuance costs amounted to $52,226 as compared to $99,517 for the three months ended March 31, 2009, a decrease of $47,291 or approximately 47.5%. The decrease was attributable to the decrease in amortization amount on debt issuance costs on our February 2008 financing for which we amortize on a 24-month period and began our amortization on the February 2008 debt issuance costs in March 2008. As a result, the debt issuance costs were fully amortized in February 2010. Therefore, the amortization amount on the February 2008 debt issuance costs in the first quarter of fiscal 2010 was smaller than the amortization amount on the February 2008 debt issuance costs in the first quarter of fiscal 2009.

•

For the three months ended March 31, 2010, interest expense was $432,402 as compared to $448,097 for the three months ended March 31, 2009, a decrease of $15,695 or approximately 3.5%. The decrease in interest expense was primarily attributable the decrease in accrued interest for outstanding February 2008 debt.

Income Taxes

For the three months ended March 31, 2010, our income tax expense was $102,207, as compared to $74,727 for the three months ended March 31, 2009, an increase of $27,480 or approximately 36.8%.  The increase in income tax expense was mainly attributable to the increase in taxable income generated by our operating entities.

Net Income

As a result of these factors, we reported net income of $4,928,918 for the three months ended March 31, 2010 as compared to net income of $3,568,102 for the three months ended March 31, 2009. This translated to basic earnings per common share of $0.10 and $0.08, and diluted earnings per common share of $0.09 and $0.07, for the three months ended March 31, 2010 and 2009, respectively.

Other Comprehensive Income

The functional currency of our subsidiaries and affiliates operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries and affiliates are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $10,928 for the three months ended March 31, 2010 as compared to $62,111 for the three months ended March 31, 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had comprehensive income for the three months ended March 31, 2010 of $4,939,846, compared with $3,630,213 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At March 31, 2010 and December 31, 2009, we had a cash balance of $1,125,181 and $3,945,740, respectively. These funds are distributed in financial institutions located in China.

Our working capital position increased $3,014,169 from $(4,952,734) at December 31, 2009 to $(1,938,565) at March 31, 2010. This increase in working capital is primarily attributed to an increase in inventories of approximately $2.26 million, an increase in prepaid expenses and other assets (current portion) of approximately $0.24 million, a decrease in accounts payable and accrued expenses of approximately $0.13 million, a decrease in other payables of approximately $0.84 million, a decrease in taxes payable of approximately $0.65 million, a decrease in unearned revenue of approximately $0.37 million, a decrease in Series A convertible redeemable preferred stock of approximately $1.69 million offset by a decrease in cash of approximately $2.82 million, a decrease in accounts receivable of approximately $0.11 million and an increase in due to related parties (current portion) of approximately $0.18 million.

As of March 31, 2010, our accounts receivable, was $1,669,704 as compared to $1,784,194 as of December 31, 2009, a decrease of $114,490. The decrease was primarily due to our strong collection effort which improved our accounts receivable age days. We expect that our accounts receivable will maintain at the current level.

As of March 31, 2010, our inventories of raw materials, packaging materials, and finished goods totaled $3,301,050, as compared to $1,039,867 as of December 31, 2009, an increase of $2,261,183. This change included a decrease of $348,541 in raw materials and an increase of $109,914 in packing materials and an increase in finished goods of $2,499,810. We expect our inventory will maintain at its current level in the near future.

As of March 31, 2010, our prepaid expenses and other assets was $2,261,076 as compared to $2,216,274 as of December 31, 2009, an increase of $44,802. The increase was primarily attributable to the increase in prepaid consulting fees of approximately $253,000 offset by the decrease in other assets of approximately $208,000.

As of March 31, 2010, we had deferred debt costs of $0 as compared to $52,226 as of December 31, 2009, a decrease of $52,226. In the February 2008 financing, the Company paid fees of $468,568 in cash and granted warrants to placement agent for the transaction. The value of the warrants granted to the placement agent was $327,565. Accordingly, we recorded a total deferred debt cost of $796,133 and started to amortize it in March 2008. The deferred debt costs were fully amortized in the first quarter of fiscal 2010. As a result, our deferred debt costs as of March 31, 2010 were zero.

As of March 31, 2010, we had a property and equipment, net of accumulated depreciation, of $21,309,774 as compared to $16,223,775 as of December 31, 2009, an increase of $5,085,999. The increase was primarily attributable to the increased purchases of approximately $5,092,000 for our construction-in-progress of Beijing office building (See note 4) and the favorable RMB currency appreciation which converted our property and equipment, net of accumulated depreciation, in RMB into higher US dollar amounts offset by the depreciation on our fixed assets of approximately $7,000 for the first quarter of fiscal 2010.

As of March 31, 2010, we had intangible assets, net of accumulated amortization, of $49,458,233 as compared to $49,888,428 as of December 31, 2009, a decrease of $430,195. The decrease was primarily attributed to the amortization on intangible assets of approximately $438,000 for the first quarter of fiscal 2010 offset by the RMB currency appreciation which converted our intangible assets, net of accumulated amortization, in RMB into higher US dollar amounts.

As of March 31, 2010, we had accounts payable and accrued expenses of $301,442 as compared to $427,924 as of December 31, 2009, a decrease of $126,482. The decrease was primarily attributable to the decrease in accrued dividend payable of approximately $285,000 offset by the increase in trade accounts payable of approximately $85,000 and the increase in accrued compensation of approximately $73,000.

As of March 31, 2010, we had other payables of $1,418,234 as compared to $2,262,760 as of December 31, 2009, a decrease of $844,526. The decrease in other payables was primarily due to the decrease in payables for sales representatives’ commission of approximately $878,000 offset by the increase in payables for other parties of approximately $33,000 in the first quarter of fiscal 2010.

As of March 31, 2010, we had a taxes payable of $2,481,808 as compared to $3,131,908 as of December 31, 2009, a decrease of $650,100. The decrease in the taxes payable was mainly due to the payments that we made to the China tax authority.

As of March 31, 2010, we had unearned revenue of $795,620 as compared to $1,163,771 as of December 31, 2009, a decrease of $368,151. The decrease was primarily attributable to the recognition of revenue on our deferred revenue in the first quarter of fiscal 2010.

At March 31, 2010, we had a $2,527,826 due to related parties as compared to $2,356,751 at December 31, 2009, an increase of $171,075. The increase was primarily attributable to the accrued and unpaid interest for the first quarter of fiscal 2010 of approximately $59,000 related to a working capital advance made to us by our CEO and his wife and a Board member and two employees and the payments made by our Chief Executive Officer on behalf of us in the first quarter of fiscal 2010 of approximately $111,000 and the RMB currency appreciation which converted our due to related parties in RMB into higher US dollar amounts.

At March 31, 2010, we had Series A Convertible Redeemable Preferred Stock of $2,477,433 as compared to $4,170,572 at December 31, 2009, a decrease of $1,693,139. The decrease was primarily attributable to the conversion of the Series A Convertible Redeemable Preferred Stock of $2,166,000 offset by the amortization of discount on convertible redeemable preferred stock of $151,553 and the issued additional convertible redeemable preferred stock of $321,308 as dividends in the first quarter of fiscal 2010.

Our balance sheet as of March 31, 2010 also reflects notes payable to related parties of $5,069,839 due on December 30, 2015 which was a series of working capital loans made to us since December 31, 2005 by the Company’s Chief Executive Officer, his wife, two employees of the Company and a Board member. These loans bear interest based on a floating annual interest rate, which is 80% of China bank interest rate and are unsecured. During the three months ended March 31, 2010, we did not repay any portion of the principal of these loan balances.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets as of March 31, 2010 and December 31, 2009 and does not necessarily reflect changes in assets and liabilities reflected on our cash flow statement, for which we use the average foreign exchange rate during the period to calculate these changes.

Net cash provided by operating activities for the three months ended March 31, 2010 was $2,268,803 as compared to net cash provided by operating activities of $7,008,339 for the three months ended March 31, 2009. For the three months ended March 31, 2010, net cash provided by operating activities was primarily attributable to a decrease in accounts receivable of approximately $115,000, a decrease in prepaid expenses and other current assets of approximately $208,000, an increase in accounts payable and accrued expenses of approximately $195,000 and an increase in due to related parties of approximately $91,000, and the add back of net income of approximately $4,929,000, depreciation and amortization of approximately $445,000, amortization of deferred debt issuance costs of approximately $52,000, amortization of discount on convertible redeemable preferred stock of approximately $152,000, interest expense attributable to beneficial conversion feature of preferred shares of approximately $185,000 and stock-based compensation of approximately $23,000 offset by an increase in inventories of approximately $2,261,000, a decrease in other current payables of approximately $845,000, a decrease in taxes payable of approximately $651,000 and a decrease in unearned revenue of approximately $368,000. For the three months ended March 31, 2009, net cash provided by operating activities was attributable primarily to a decrease in accounts receivable of approximately $4,745,000, a decrease in inventories of approximately $66,000, a decrease in prepaid expenses and other current assets of approximately $1,329,000 and an increase in unearned revenue of approximately $228,000 and the add back of net income of approximately $3,568,000, depreciation and amortization of approximately $362,000, amortization of debt issuance costs of approximately $100,000, amortization of discount on convertible redeemable preferred stock of approximately $289,000, amortization of prepaid expense attributable to warrants of approximately $15,000 offset by a decrease in accounts payable and accrued expenses of approximately $667,000 and a decrease in taxes payable of approximately $3,027,000.

Net cash used in investing activities for the three months ended March 31, 2010 amounted to $5,090,025. For the three months ended March 31, 2010, net cash used in investing activities was attributable to the purchase of property and equipment of approximately $5,090,025. For the three months ended March 31, 2009, net cash used in investing activities was attributable to the payments on intangible assets of approximately $4,966,000 and the purchase of property and equipment of approximately $2,153,000.

Net cash provided by financing activities was $0 for the three months ended March 31, 2010. Net cash provided by financing activities was $59,314 for the three months ended March 31, 2009 and was attributable to the proceeds from related party advances of $59,314.

We reported a net decrease in cash for the three months ended March 31, 2010 of $2,820,559 as compared to a net decrease in cash of $50,039 for the three months ended March 31, 2009.

We believe that our working capital is sufficient to fund our current operations for the next 12 months. Lotus East has historically funded its capital expenditures from its working capital. Lotus East has contractual commitments for approximately $53.9 million related to a Technology Transfer Agreement and the construction of the new manufacturing facility in Inner Mongolia and a New Drug Patent Transfer Agreement. While it intends to fund the costs with its existing working capital associated with the Technology Transfer Agreement and the New Drug Patent Transfer Agreement and a portion of the construction of the new manufacturing facility, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. In addition, its ability to fully fund the costs associated with the new manufacturing facility is materially dependent upon its ability to obtain secured bank financing and/or government grants and/or third party finance.

There is no guarantee that Lotus East can obtain these financings on favorable terms at the right time. Although the Chinese government has recently announced an economic stimulation plan, there is no guarantee that we will be awarded the government grants successfully. While Lotus East’s management believes the Company will be successful in securing the necessary funding through its increasing revenue, faster collections on receivables, and continuance discussions with various commercial banks, there are no assurances that the funding will be available in the amounts or at the time required to meet Liang Fang’s commitments. In the event that Lotus East is not successful in obtaining the funds it needs for the Technology Transfer Agreement and the New Drug Patent Transfer Agreement, it is possible that it could default under the terms of the two agreements and forfeit any funds paid to date. If Lotus East fails to obtain all of the funding necessary to complete the construction of the new facility in Inner Mongolia, which is estimated to be approximately $51.8 million in the next five years, it could get back approximately $39.7 million spent to date, including the approximately $32.7 million for the installments on the land use rights, which is refundable if the Chinese local government would not grant it land use rights certificate.

In addition, under the designations, rights and preferences of the Series A Convertible Redeemable Preferred Stock, the Company can be required to redeem the Series A Preferred Stock at the option of the holder for a period of 90 days beginning on February 25, 2010. The redemption price which is equal to $0.87 per share plus any accrued but unpaid dividends, must be paid in cash, in one lump sum within one month from the end of the 90 day period. Assuming that sufficient funds are available to us to pay these redemption amounts, if one or more of the holders of the Series A Convertible Redeemable Preferred Stock should elect redemption of those shares, the payment of the redemption price will materially and adversely impact our liquidity. As of the date on which this quarterly reporting is available to be filed, we anticipate that sufficient funds should be available as the aggregate redemption amount for the 714,176 shares of outstanding Series A Convertible Redeemable Preferred Stock is $621,333.

Recent Capital Raising Transaction

In order to improve our access to capital, on March 3, 2010, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) pursuant to which we may, at our sole and exclusive option, periodically sell to YA Global shares of our common stock, $0.001 par value per share for a total purchase price of up to ten million dollars ($10,000,000). Each advance under the SEDA shall not be more than $200,000. For each share of Common Stock purchased pursuant to an advance under the SEDA, YA Global will pay to us the higher of (i) ninety-three (93%) of the lowest daily volume weighted average price of the Common Stock during the five (5) consecutive trading days following delivery by us of an advance notice or (ii) $0.87, the minimum acceptable price. Under the SEDA, we cannot begin to take advances until such time as we file with the Securities and Exchange Commission (“SEC”) a registration statement which registers the resale of the shares of our Common Stock to be issued to YA Global, and such registration statement is declared effective by the SEC. Additionally, any advance under the SEDA which causes YA Global to own more than 4.99% of our Common Stock will be automatically withdrawn. We are not obligated to utilize any of the $10 million available under the SEDA and there are no minimum commitments or minimum use penalties. The SEDA, unless terminated by us, shall terminate on the earlier of (i) the two-year anniversary of the date that the registration statement shall be declared effective by the SEC or (ii) the date on which the Company has drawn down the maximum amount permitted under the SEDA.

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

The following tables summarize our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Series A convertible redeemable preferred stock	$2,477,433	$2,477,433	$—	$—	$—
Related parties indebtedness	$7,597,665	$1,668,007	$197,481	$—	$5,732,177
Technology purchase obligations	$1,609,104	$804,552	$804,552	$—	$—
New drug patent purchase obligations	$438,846	$438,846	$—	$—	$—
Construction obligations in Inner Mongolia	$51,846,000	$846,000	$10,000,000	$41,000,000	$—
Total contractual obligations	$63,969,048	$6,234,838	$11,002,033	$41,000,000	$5,732,177

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

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the significant deficiencies that we identified in internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K).

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

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement in any report we have filed with or submitted to the Commission.

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

Removed and Reserved.

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

Lotus Pharmaceuticals, Inc.

Date: May 13, 2010	By:	/s/ Liu Zhong Yi
Liu Zhong Yi
Chief Executive Officer and President, principal executive officer

Date: May 13, 2010	By:	/s/ Yan Zeng
Yan Zeng
Chief Financial Officer, principal financial and accounting officer