Form 10-Q
period 2010-06-30
Lotus Pharmaceuticals, Inc.
filed 2010-08-13
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes ☐   No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 53,399,407 shares of common stock are issued and outstanding as of August 13, 2010.

OTHER PERTINENT INFORMATION

We maintain a web site at www.lotuspharma.com. Information on this web site is not a part of this report.

CERTAIN DEFINED TERMS USED IN THIS REPORT

Unless specifically set forth to the contrary, when used in this report the terms:

•	"Lotus," "we," "us," "our," the "Company," and similar terms refer to Lotus Pharmaceuticals, Inc., a Nevada corporation and its subsidiaries,

•	"Lotus International" refers to Lotus Pharmaceutical International, Inc., a Nevada corporation and a subsidiary of Lotus,

•	"Lotus Century" refers to Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd., a wholly foreign-owned enterprise (WFOE) Chinese company which is a subsidiary of Lotus,

•	"Liang Fang" refers to Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company formed on June 21, 2000,

•	"En Ze Jia Shi" refers to Beijing En Ze Jia Shi Pharmaceutical Co., Ltd., a Chinese limited liability company formed on September 17, 1999 and an affiliate of Liang Fang,

•	"Lotus East" collectively refers to Liang Fang and En Ze Jia Shi,

•	"Consulting Services Agreements" refers to the Consulting Services Agreements dated September 20, 2006 between Lotus and Lotus East.

•	"Operating Agreements" refers to the Operating Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Equity Pledge Agreements" refers to the Equity Pledge Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Option Agreements" refers to the Option Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Proxy Agreements" refers to the Proxy Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Contractual Arrangements" collectively refers to the Consulting Services Agreements, Operating Agreements, Equity Pledge Agreements, Option Agreements and the Proxy Agreements,

•	“SFDA” refers to The State Food and Drug Administration,

•	"China" or the "PRC" refers to the People's Republic of China, and

•	"RMB" refers to the renminbi which is the currency of mainland PRC of which the yuan is the principal currency.

PART 1. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,078,724	$3,945,740
Accounts receivable	5,044,427	1,784,194
Other receivable	16,200	16,132
Inventories	1,684,513	1,039,867
Prepaid expenses and other assets	1,146,203	856,691
Deferred debt costs	—	52,226

Total Current Assets	8,970,067	7,694,850

PROPERTY AND EQUIPMENT, net	28,105,096	16,223,775

OTHER ASSETS
Prepaid expenses	978,749	1,359,583
Deposits and Installments on intangible assets	9,253,004	9,214,299
Intangible assets, net	49,218,003	49,888,428

Total Assets	$96,524,919	$84,380,935

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$138,491	$427,924
Other payables	1,528,432	2,262,760
Taxes payable	3,739,362	3,131,908
Unearned revenue	646,967	1,163,771
Due to related parties	1,776,616	1,490,649
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 684,176 and 4,967,959 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively, net of discount	—	4,170,572

Total Current Liabilities	7,829,868	12,647,584

LONG-TERM LIABILITIES:
Due to related parties	856,843	866,102
Notes payable - related parties	5,090,316	5,069,023

Total Liabilities	13,777,027	18,582,709

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized;
684,176 and 4,967,959 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively)	684	—
Common stock ($.001 par value; 200,000,000 shares authorized;
53,377,185 and 47,306,332 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively)	53,377	47,306
Additional paid-in capital	21,006,861	15,649,328
Statutory reserves	6,240,202	5,674,324
Retained earnings	50,751,338	40,066,036
Accumulated other comprehensive income	4,695,430	4,361,232

Total stockholders' Equity	82,747,208	65,798,226

Total Liabilities and Stockholders' Equity	$96,524,235	$84,380,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET REVENUES:
Wholesale	$12,746,132	$10,673,718	$24,244,218	$19,614,123
Retail	6,160,361	2,759,419	9,412,753	4,896,607
Other revenues	198,508	198,592	396,942	945,286

Total Net Revenues	19,105,001	13,631,729	34,053,913	25,456,016

COST OF SALES
Wholesale	4,130,600	3,735,636	8,043,798	7,400,988
Retail	4,964,233	1,996,621	7,283,750	3,506,530
Other revenues	10,918	10,909	21,832	21,806

Total Cost of Sales	9,105,751	5,743,166	15,349,380	10,929,324

GROSS PROFIT	9,999,250	7,888,563	18,704,533	14,526,692

OPERATING EXPENSES:
Selling expenses	2,375,159	1,801,235	4,544,112	3,503,034
General and administrative	1,075,348	769,103	2,097,205	1,516,309

Total Operating Expenses	3,450,507	2,570,338	6,641,317	5,019,343

INCOME FROM OPERATIONS	6,548,743	5,318,225	12,063,216	9,507,349

OTHER INCOME (EXPENSE):
Debt issuance costs	—	(99,516)	(52,226)	(199,033)
Interest income	906	44,793	2,186	46,112
Interest expense	(59,428)	(470,551)	(491,830)	(918,648)

Total Other Income (Expense)	(58,522)	(525,274)	(541,870)	(1,071,569)

INCOME BEFORE INCOME TAXES	6,490,221	4,792,951	11,521,346	8,435,780

INCOME TAXES	167,959	7,418	270,166	82,145

NET INCOME	$6,322,262	$4,785,533	$11,251,180	$8,353,635

COMPREHENSIVE INCOME:
NET INCOME	6,322,262	4,785,533	11,251,180	8,353,635

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	323,270	2,896	334,198	65,007

COMPREHENSIVE INCOME	$6,645,532	$4,788,429	$11,585,378	$8,418,642

NET INCOME PER COMMON SHARE:
Basic	$0.12	$0.11	$0.22	$0.19
Diluted	$0.12	$0.10	$0.21	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	53,006,376	43,527,669	51,292,302	43,289,189
Diluted	53,869,385	49,562,146	53,676,675	49,183,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,251,180	$8,353,635
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	889,539	725,308
Amortization of deferred debt issuance costs	52,226	199,033
Amortization of discount on convertible redeemable preferred stock	151,553	600,669
Amortization of prepaid expense attributable to warrants	—	14,849
Interest expense attributable to beneficial conversion feature of preferred shares	184,660	—
Stock-based compensation	229,950	109,334
Recognition of unearned revenue	—	(396,450)
Changes in assets and liabilities:
Accounts receivable	(3,240,293)	4,008,383
Inventories	(637,828)	1,017,856
Prepaid expenses and other current assets	354,472	2,101,008
Accounts payable and accrued expenses	175,027	(22,506)
Other current payables	(740,967)	(169,743)
Taxes payable	592,024	(863,589)
Unearned revenue	(519,697)	541,327
Due to related parties	166,492	118,685

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,908,338	16,337,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on intangible assets	—	(8,621,660)
Purchase of property and equipment	(11,780,895)	(7,166,057)

NET CASH USED IN INVESTING ACTIVITIES	(11,780,895)	(15,787,717)

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

EFFECT OF EXCHANGE RATE ON CASH	5,541	1,476

NET (DECREASE) INCREASE IN CASH	(2,867,016)	551,558

CASH - beginning of period	3,945,740	1,278,808

CASH - end of period	$1,078,724	$1,830,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$3,746	$—

Non-cash investing and financing activities:
Common stock issued for services	$397,050	$258,000
Common stock issued for conversion of convertible redeemable preferred stock	$4,048,200	$150,000
Increase in payable for construction-in-progress	$—	$293,520
Convertible redeemable preferred stock reclassified to permanent equity	$595,233	$—
Convertible redeemable preferred stock issued for dividend payable	$321,308	$400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the activities of Lotus Pharmaceuticals, Inc., its wholly owned subsidiaries, and its variable interest entities. All material intercompany transactions and balances have been eliminated in the consolidation. Certain information and footnote disclosures normally included in an annual financial statement prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 included in its Annual Report on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates in the six months ended June 30, 2010 and 2009 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, fair value of warrants and beneficial conversion features related to the convertible preferred stock and fair value of warrants granted.

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

ASC 825-10 “Financial Instruments,” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances.

Accounts receivable

The Company records accounts receivable, net of an allowance for doubtful accounts and sales returns. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within “General and Administrative Expenses”. Accounts are written off after exhaustive efforts at collection. Because of the Company’s good relationship with its customers and the efforts of the Company’s collection representative to collect outstanding receivables, the majority age of the balance of the Company’s accounts receivable are less than three months. Based on a review of its outstanding balances, the Company did not consider it necessary to record any allowance for doubtful accounts during the six months ended June 30, 2010 and 2009.

Inventories

Inventories, consisting of raw materials, packaging materials, work-in-process and finished goods, are stated at the lower of cost or market utilizing the average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. The Company did not record any inventory reserve during the six months ended June 30, 2010 and 2009.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the period of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

The construction-in-progress which consists of factories and office buildings under construction in China was included in property and equipment. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six months ended June 30, 2010 and 2009.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. The Company accounts for income taxes using ASC 740, “Accounting for Income Taxes.” Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition (continued)

The Company accounts for sales returns in accordance with ASC 605, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. In order to reasonably estimate future returns, the Company analyzed both quantitative and qualitative information including, but not limited to, historical return rates, the level of product manufactured by the Company, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators.

Other revenues consist of (i) rental income received for the lease of retail space to various retail merchants and licensed medical practitioners; (ii) revenues received for research and development projects and lab testing jobs conducted on behalf of third party companies; and (iii) revenues received for performing third party contract manufacturing projects. The Company recognizes revenues from leasing of space as earned from contracting third parties. The Company recognizes revenues upon performance of any research or lab testing jobs. In connection with third-party manufacturing, the customer supplies the raw materials and the Company is paid a fee for manufacturing their product and revenue is recognized at the completion of the manufacturing job. Revenues received in advance are reflected as unearned revenue on the accompanying consolidated balance sheets.

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

Unearned Revenue

Unearned revenue consists of prepayments from customers for merchandise that had not yet been shipped or service that had not yet been performed. The Company will recognize the deposits as revenue when customers take delivery of the goods or upon performance of the service, in accordance with its revenue recognition policy. At June 30, 2010 and December 31, 2009, the Company had unearned revenue of $646,967 and $1,163,771, respectively.

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

The Company accounts for non-employee share-based awards in accordance with ASC 505, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.” Pursuant to ASC 505, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and handling

Shipping and handling costs are expensed as incurred and is included in selling expenses. Shipping and handling costs amount to $0 and $292 for the three months ended June 30, 2010 and 2009, respectively. Shipping and handling costs amount to $0 and $292 for the six months ended June 30, 2010 and 2009, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts as the related salary costs in the same period as the related salary costs and are not material.

Advertising

Advertising is expensed as incurred and is included in selling expenses.  Advertising expenses amounted to $0 and $9,282 for the three months ended June 30, 2010 and 2009, respectively. Advertising expenses amounted to $0 and $15,782 for the six months ended June 30, 2010 and 2009, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and depreciation related to facilities used and fees paid to third parties. For the six months ended June 30, 2010 and 2009, the Company did not incur any research and development expense.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar, and the functional currency of the Company’s operating subsidiaries and affiliates is Chinese Reminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2010 and 2009 was $5,541 and $1,476, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2010 and December 31, 2009 were translated at 6.8086 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2010 and 2009 were 6.83475 RMB and 6.84323 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2010 and 2009:

	2010	2009
Net income for basic earnings per share	$6,322,262	$4,785,533
Weighted average shares used in basic computation	53,006,376	43,527,669
Earnings per share:
Basic	$0.12	$0.11

Diluted earnings per share
	2010	2009
Net income for basic earnings per share	$6,322,262	$4,785,533
Add: interest expense	24,277	—
Net income for diluted earnings per share	6,346,539	4,785,533
Weighted average shares used in basic computation	53,006,376	43,527,669
Diluted effect of warrants	20,433	—
Diluted effect of convertible debentures	842,576	6,034,477
Weighted average shares used in diluted computation	53,869,385	49,562,146

Earnings per share:
Diluted	$0.12	$0.10

The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2010 and 2009:

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share (continued)

The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2010 and 2009:

	2010	2009
Net income for basic earnings per share	$11,251,180	$8,353,635
Weighted average shares used in basic computation	51,292,302	43,289,189
Earnings per share:
Basic	$0.22	$0.19

Diluted earnings per share
	2010	2009
Net income for basic earnings per share	$11,251,180	$8,353,635
Add: interest expense	24,277	—
Net income for diluted earnings per share	11,275,457	8,353,635
Weighted average shares used in basic computation	51,292,302	43,289,189
Diluted effect of warrants	233,128	—
Diluted effect of convertible debentures	2,151,245	5,894,767
Weighted average shares used in diluted computation	53,676,675	49,183,956

Earnings per share:
Diluted	$0.21	$0.17

As of June 30, 2010 and 2009, a total of 400,000 and 5,166,999 warrants, respectively, have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

Accumulated other comprehensive income

The Company follows ASC 220 “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, accumulated other comprehensive income consisted of unrealized gains on foreign currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars. For the Company, comprehensive income for the six months ended June 30, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six months ended June 30, 2010 and 2009, the Company operated in two business segments - (1) Wholesales segment and (2) Retail segment.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVENTORIES

At June 30, 2010 and December 31, 2009, Inventories consisted of the following:

	2010	2009
	(Unaudited)
Raw materials	$791,662	$773,211
Packaging materials	71,567	16,023
Finished goods	821,284	250,633
Total	$1,684,513	$1,039,867

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2010 and December 31, 2009, Property and equipment consist of the following:

	Useful Life	2010	2009
		(Unaudited)
Office equipment and furniture	3 – 8 Years	$245,517	$244,490
Manufacturing equipment	10 – 15 Years	5,612,969	5,589,490
Building and building improvements	20 – 40 Years	2,349,439	2,339,612
Construction in progress		24,499,379	12,620,225
		32,707,304	20,793,817
Less: accumulated depreciation		(4,602,208)	(4,570,042)

		$28,105,096	$16,223,775

On June 30, 2010, construction in progress amounted to $24,499,379, representing (i) costs incurred for construction of a new manufacturing plant of approximately $7.05 million located in Cha Ha Er Industrial Park in Inner Mongolia, China, and (ii) costs incurred for construction of a new building of approximately $17.45 million in Beijing, China. The amount for the new plant in Inner Mongolia includes costs for road, paving, water well, water reservoir, pump station, switchboard room, distribution room materials, equipment installation engineering (such as transformation boxes, related corollary equipments and various cables etc.,), filter plant, flameproof equipment, fire control pond and pump, civil defense engineering and underground long corridor project, such as electrical, drainage system, heating, water pipes construction and payment for design service. The amount for the new building under construction in Beijing includes payments for design service, costs for water supply and sewerage work, civil air-defense construction fees, heating systems, old building removal, construction materials and related costs.

Upon completion of the construction in progress and ready for their intended uses, the assets will be classified to their respective property and equipment categories.

For the three months ended June 30, 2010, depreciation expense amounted to $6,335, of which $0 was included in cost of sales. For the three months ended June 30, 2009, depreciation expense amounted to $126,433, of which $119,910 was included in cost of sales. For the six months ended June 30, 2010, depreciation expense amounted to $12,920, of which $0 was included in cost of sales since the Company did not perform any production during the first half of year 2010. For the six months ended June 30, 2009, depreciation expense amounted to $252,724, of which $239,685 was included in cost of sales.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEPOSIT ON PATENT AND INSTALLMENT ON INTANGIBLE ASSETS

Deposit and Installments on a Chinese Class I drug patent-Laevo-Bambuterol

Pursuant to the technology transfer agreement the Company entered into in April 2008 (See note 11 for Technology Transfer Agreement), the Company made a deposit to acquire a Chinese Class I drug patent. Accordingly, the Company recorded $2,937,461 (RMB 20 million) as a deposit on a patent as of June 30, 2010.

Also, the Company has arranged an installment payment plan on the Chinese Class I drug patent to obtain the patent according to the signed contract. Therefore, the Company made $5,434,304 (RMB 37 million) as installment payments on the intangible assets as of June 30, 2010. The Company will need to make additional installment payments of approximately $1.6 million (RMB 11 million) to obtain the patent.

In addition, the Company expects to incur approximately $5.87 million (RMB 40 million) related to the Laevo-Bambuterol drug that has received approval from China State Food & Drug Administration (SFDA) to commence clinical trials in the next two years.

Installments on Gliclazide-Controlled Release Tablets

Pursuant to the new drug patent transfer agreement the Company entered into in February 2009 (See note 11 for New Drug Patent Transfer Agreement), the Company has made the first installment to the transferor to obtain the patent. Hence, the Company recorded $881,239 (RMB 6 million) as installment payment on intangible assets as of June 30, 2010. In order to acquire the patent, the Company needs to make additional installments of approximately $441,000 (RMB 3 million).

In addition, the Company expects to incur approximately $294,000 million (RMB 2 million) related to the Gliclazide-Controlled Release Tablets that was accepted by the China SFDA for medicine registration application in the next year.

NOTE 5 – INTANGIBLE ASSETS

On October 9, 2006, the Company entered into a five-year loan agreement (the “Loan Agreement”) and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend Wu Lan approximately $4 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan agreed to grant the Company an exclusive right to supply all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Dr. Liu Zhongyi (hereafter, “Dr. Liu”), made this loan to Wu Lan on behalf of the Company. On October 21, 2006, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Dr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Dr. Liu accepted the assignment with all the risks and obligations but no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Dr. Liu compensation for approximately $1.3 million (RMB 9 million) in five (5) equal annual installments of approximately $264,000 (RMB 1.8 million) commencing October 21, 2006. Accordingly, the Company recorded an intangible asset of approximately $1.3 million (RMB 9 million) related to the exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company amortizes this exclusive right over a term of 20 years.

The Company entered into an intellectual rights transfer contract with Beijing Yipuan Bio-Medical Technology Co., Ltd. in December 2008 to acquire the drug property right of Yipubishan. The intellectual property right is valued at a fixed amount of RMB 54 million (approximately $7.9 million). The Company paid the transfer fee in full for the intellectual property right to Yipuan. The intellectual property right has a term of 10 years and will not expire until December 31, 2018. The Company amortizes the intellectual property right over the term of the intellectual property right.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (Continued)

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the terms of the land use rights, which range from 40 to 50 years. The Company acquired one parcel of land use right in Beijing and the other parcel of land use right in Inner Mongolia, China. The Company has received land use right certificate on the parcel of land in Beijing. While, as of the filing date of this report, the Company has not received land use right certificate on the parcel of land in Inner Mongolia. The delay is common in China. The Company acquired the two parcels of land use rights in the amounts of approximately $43 million (RMB 290,429,504), which are included in intangible assets.

At June 30, 2010 and December 31, 2009, intangible assets consist of the following:

	2010	2009
	(Unaudited)
Revenue rights	1,321,858	1,316,328
Intellectual rights	7,931,146	7,897,970
Land use rights	42,656,274	42,477,842
Software	10,868	10,823
	51,920,146	51,702,963
Less: accumulated amortization	(2,702,143)	(1,814,535)

	$49,218,003	$49,888,428

Amortization expense amounted to approximately $438,392 and $236,408 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense amounted to approximately $876,619 and $472,584 for the six months ended June 30, 2010 and 2009, respectively.

The projected amortization expense attributed to future periods is as follows:

Twelve-month period ending June 30:	Expense
2011	$1,759,873
2012	1,757,817
2013	1,757,327
2014	1,757,327
Thereafter	42,185,659

$49,218,003

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable - related parties consisted of the following at June 30, 2010 and December 31, 2009:

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

	2010	2009
	(Unaudited)
Note to Song Guoan, father of Song Zheng Hong, director and spouse of the company’s CEO Liu Zhongyi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at June 30, 2010 and December 31, 2009, respectively), and unsecured	$766,997	$763,788

Note to Zheng Guixin, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at June 30, 2010 and December 31, 2009, respectively), and unsecured	1,660,400	1,653,455

Note to Ma Zhaozhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at June 30, 2010 and December 31, 2009, respectively), and unsecured	664,986	662,204

Note to Liu Zhongyi, CEO and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at June 30, 2010 and December 31, 2009, respectively), and unsecured	1,415,511	1,409,590

Note to Song Zhenghong, director and spouse of the Company Chief Executive Officer, Liu Zhong Yi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at June 30, 2010 and December 31, 2009, respectively), and unsecured	582,422	579,986

Total notes payable – related parties, long term	$5,090,316	$5,069,023

For the three months ended June 30, 2010 and 2009, the Company recorded a total interest expense of $59,428 and $59,371 related to the above loans, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded a total interest expense of $118,833 and $118,685 related to the above loans, respectively.

Due to related parties

The Chief Executive Officer of the Company Dr. Liu Zhongyi and his spouse and several employees of the Company, from time to time, provided advances to the Company for working capital purposes. During the six months ended June 30, 2010 and 2009, the Company did not repay any of these advances. At June 30, 2010 and December 31, 2009, the Company had a payable to its Chief Executive Officer and his spouse and other employees at an amount of $723,348 and $720,323, respectively. These advances are short-term in nature and non-interest bearing and unsecured.

As mentioned in Note 5, the Company entered into a five-year loan agreement and a contract with Wu Lan, whereby the Company agreed to lend Wu Lan approximately $4 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. The Company’s CEO, Dr. Liu, made this loan to Wu Lan on behalf of the Company. In return, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Dr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Dr. Liu accepted the assignment with all the risks and obligations but had no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Dr. Liu compensation for an aggregate of approximately $1.3 million (RMB 9 million) in 5 equal annual installments of approximately $264,000 (RMB 1.8 million) started from October 21, 2006.

For the six months ended June 30, 2010 and 2009, the Company did not pay anything to Dr. Liu for the liability incurred by the assignment in the agreement mentioned above. At June 30, 2010 and December 31, 2009, amounts due under this assignment agreement were $1,037,934 and $1,033,592 respectively, of which $132,186 and $263,266 were included in long-term liabilities, and have been included in due to related parties on the accompanying consolidated balance sheets, respectively.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

Due to related parties (continued)

At June 30, 2010 and December 31, 2009, the Company has recorded accrued interest relating to notes payable - related parties of $724,657 and $602,836, respectively, which have been included in due to related parties – long-term on the accompanying consolidated balance sheets. The accrued and unpaid interest relating to notes payable will be paid in full on the due date of the notes in accordance with the loan agreement. Therefore, the accrued interest is long-term in nature.

During the period from January 1, 2010 to June 30, 2010, the Chief Executive Officer of the Company, Dr. Liu Zhongyi, from time to time, made payments to various unrelated third parties on behalf of the Company. At June 30, 2010, the Company had a payable to its Chief Executive Officer at an amount of $147,520.

For the six months ended June 30, 2010, a summary of activities in due to related parties is as follows:

	Assignment fee payable	Working capital advances	Accrued interest for notes payable	Payments made on behalf of the Company	Total
Balance- December 31, 2009	$1,033,592	$720,323	$602,836	$—	$2,356,751
Additions	—	—	119,289	147,520	266,809
Payments made	—	—	—	—	—
Foreign currency fluctuations	4,342	3,025	2,532	—	9,899
Balance- June 30, 2010 (Unaudited)	$1,037,934	$723,348	$724,657	$147,520	$2,633,459

NOTE 7 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS

On February 25, 2008 (“Closing Date”), the Company sold, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the “Purchase Agreement”) by and among the Company, Dr. Liu Zhongyi and Mrs. Song Zhenghong (the “Founders”), and accredited investors (each a “Purchaser” and collectively, the “Purchasers”), 5,747,118 shares of the Company’s Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) and warrants (the “Warrants”) to purchase 2,873,553 shares of the Company’s common stock, in a private placement (the “February 2008 Private Placement”) pursuant to Regulation D under the Securities Act of 1933, for an aggregate purchase price of $5 million (the “Transaction”). Net proceeds, exclusive of expenses of the transaction were $4.6 million in cash, after the Company paid fees of approximately $469,000 in cash, of which $400,000 was paid to Maxim Group, LLC, the placement agent for the Transaction. The Company recorded $796,133 in fees, of which $327,565 was related to the value of the warrants granted to the placement agent, as a deferred debt cost and amortized approximately $52,226 and $199,033 of the deferred cost during the six months ended June 30, 2010 and 2009, respectively. The convertible redeemable preferred stock is deemed debt due to the mandatory redeemable feature of the Preferred Stock according to ASC 480 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".

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

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

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

The Warrants have an exercise price of $1.21. The warrants are exercisable for a period of five (5) years from the closing date. Holders of the warrants may not exercise the warrants if the exercise would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of the warrants on not less than 61 days written notice to the Company.

The warrants issued to the investors to purchase 2,873,553 shares of the Company’s common stock were treated as a discount on the convertible redeemable preferred stocks and were valued at $1,188,926 and had been amortized over the term of the Purchase Agreement. Additionally, the convertible redeemable preferred stocks were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. The value of the beneficial conversion feature was $1,121,337 and was recorded as a discount on the convertible redeemable preferred stocks and had been amortized over the term of the Purchase Agreement. Hence, in connection with the issuance of the Preferred Shares and Warrants, the Company recorded a total debt discount of $2,310,263 that had been amortized over the term of the convertible preferred stocks. For the six months ended June 30, 2010 and 2009, amortization of debt discount amounted to $151,553 and $600,669, respectively, had been included in interest expense.

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

Other key provisions of the February 2008 Private Placement include:

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

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

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

In fiscal year 2008, the Company evaluated whether or not Preferred Stock contains embedded conversion options, which meet the definition of derivatives under ASC 815 “Accounting for Derivative Financial Instruments and Hedging Activities” and related interpretations. The Company concluded that since the Preferred Stock had a fixed redemption price of $0.87, the convertible redeemable preferred stock was not a derivative instrument.

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

On February 25, 2010, the Company issued 369,319 additional shares of Preferred Stock to the holders of Series A convertible redeemable preferred stock for the second mandatory 8% annual dividends of $321,308. The price of the Preferred Stock was $0.87 per share which was less than the market price of the Company’s common stock on February 25, 2010 and each of these Preferred Shares was convertible into one share of the Company’s common stock (as adjusted for stock splits, stock dividends, reclassification and the like). The Company recognized the beneficial conversion feature as an interest expense of $184,660, representing the difference between the fair market value of the 369,319 shares of the Preferred Stock, determined on an “as if converted” basis, and the price of the 369,319 shares of the Preferred Stock ($321,308) with a corresponding credit to additional paid-in capital of $184,660.

During the period from January 1, 2010 to May 25, 2010, 4,653,102 shares of Preferred Stock were converted into 4,653,102 shares of the Company’s common stock.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

Under the designations of related agreements, rights and preferences of the Preferred Stock, the Company can be required to redeem the Preferred Stock at the option of the holder for a period of 90 days beginning on February 25, 2010. The redemption price which is equal to $0.87 per share plus any accrued but unpaid dividends must be paid in cash, in one lump sum within one month from the end of the 90 days period. Following the end of said 90 days period, the Series A Preferred Stock is not redeemable. None of preferred stockholders required redeeming the Preferred Stock by the end of the specific redemption period. Since the redemption feature of the Preferred Stock lapsed, the Company reclassified the existing carrying amount of the convertible Preferred Stock from debt to equity on May 26, 2010 in accordance with the provisions of ASC 480.  Namely, the 684,176 shares of outstanding convertible Preferred Stock have been recorded as equity since May 26, 2010.

NOTE 8 – TAXES PAYABLE

Income Tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Lotus Pharmaceuticals Inc. was incorporated in the United States and has incurred a net operating loss for income tax purposes for the six months ended June 30, 2010. Lotus Pharmaceuticals Inc. had estimated loss carryforwards of approximately $4,595,000 and $3,683,000 as of June 30, 2010 and December 31, 2009, respectively, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating losses carryforwards for United States income taxes, which may be available for offsetting against future taxable U.S. income, expire in 2030 and 2029, respectively.

Management believes that the realization of the benefits from these losses carryforward appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed. The valuation allowance at June 30, 2010 and December 31, 2009 was approximately $1,562,000 and $1,252,000, respectively. The net change in the valuation allowance was an increase of approximately $310,000 during the six months ended June 30, 2010. The consolidated income is earned overseas and will continue to be indefinitely reinvested in oversea operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of June 30, 2010 and December 31, 2009 is as follows:

	2010	2009
	(Unaudited)
Tax benefit of net operating loss carryforward	$1,562,000	$1,252,000
Valuation allowance	(1,562,000)	(1,252,000)
Net deferred tax asset	$—	$—

Lotus Pharmaceutical International, Inc. was incorporated in the United States and it was an affiliated group of Lotus Pharmaceuticals Inc. for United States income tax purpose and it did not have any business activity. So, no income tax provision was made for Lotus Pharmaceutical International, Inc.

Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. and Lotus East were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – TAXES PAYABLE (Continued)

Income Tax (continued)

Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. did not have any business activity for PRC income tax purpose. So, no income tax provision was made for Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd according to the related PRC income tax law.

Beijing Liang Fang was subject to 25% income tax rate since January 1, 2009. Located in Inner Mongolia, Liang Fang’s branch received income tax exemption for its fiscal 2010 and 2009 taxable income from the Cha You Qian Qi government situated in Inner Mongolia, P.R.C. on June 3, 2008.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the six months ended June 30, 2010 and 2009:

	2010	2009
US statutory rates	34%	34%
Foreign income not recognized in the US	(34%)	(34%)
China statutory rates	25%	25%
China income tax exemption	(22.66%)	(24.02%)
Effective income tax rates	2.34%	0.98%

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

VAT on sales and VAT on purchases amounted to $5,743,661, and $523,457 for the six months ended June 30, 2010 and $4,165,868 and $506,505 for the six months ended June 30, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of June 30, 2010 and December 31, 2009, the VAT payable amounted to $1,765,721 and $2,411,459, respectively.

At June 30, 2010 and December 31, 2009, taxes payable are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Value added tax payable	$1,765,721	$2,411,459
Corporation income tax payable	637,871	368,878
Other taxes payable	1,335,770	351,571
Total	$3,739,362	$3,131,908

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock and Additional Paid-in Capital

In January 2010, the Company issued an aggregate of 659,113 shares of common stock to Longview Fund LP for its cashless exercise of 1,315,000 warrants.

In January 2010, the Company issued McLaughlin & Stern, LLP, warrants to purchase 150,000 shares of common stock at an exercise price of $1.91 per share in connection with legal services rendered. The fair value of the warrants granted to McLaughlin & Stern, LLP was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (2.58%), (2) expected warrant life of 5 years, (3) expected volatility of 96.77%, (4) expected dividend yield of 0 and (5) grant date share fair value of $1.59.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock and Additional Paid-in Capital (continued)

In March 2010, the Company issued YA Global Master SPV Ltd. (“YA”) an aggregate of 208,117 shares of its common Stock as a payment for commitment fee of $300,000 in connection with a Standby Equity Distribution Agreement entered into with YA. The shares were valued at the fair value on the grant date.

In March 2010, the Company issued Gragnola Limited an aggregate of 200,000 shares of its common stock in connection with corporate affairs and development services to be rendered. The shares were valued at the fair value of $1.38 per share on the grant date. In connection with the issuance of these shares, the Company recorded prepaid expenses of $276,000 and will amortize it over the service period. For the six months ended June 30, 2010, the amortization expense related to this issuance was $92,000.

On February 25, 2010, the Company issued 369,319 additional shares of Preferred Stock to the holders of Series A convertible redeemable preferred stock for the second mandatory 8% annual dividends of $321,308. The price of the Preferred Stock was $0.87 per share which was less than the market price of the Company’s common stock on February 25, 2010 and each of these Preferred Shares was convertible into one share of the Company’s common stock (as adjusted for stock splits, stock dividends, reclassification and the like). The Company recognized the beneficial conversion feature as an interest expense of $184,660, representing the difference between the fair market value of the 369,319 shares of the Preferred Stock, determined on an “as if converted” basis, and the price of the 369,319 shares of the Preferred Stock ($321,308) with a corresponding credit to additional paid-in capital of $184,660.

During the period from January 1, 2010 to June 30, 2010, the Company issued an aggregate of 4,653,102 shares of common stock to various Series A convertible redeemable preferred stockholders in connection with the conversion of 4,653,102 shares of Series A preferred stock.

In 2010, the Chief Executive Officer of the Company made payments of $90,805 on behalf of the Company as financing costs in connection with a Standby Equity Distribution Agreement entered into with YA. The Company recorded the financing costs as Additional Paid-in Capital.

On May 24, 2010, the Company issued 100,000 shares of its common stock to a consultant in connection with the consulting service rendered and to be rendered. The shares were valued at the fair value of the grant date. In connection with the issuance of these shares, the Company reduced accrued expenses of $47,775 and recorded prepaid expenses of $57,225 and will amortize it over the rest of service period. For the six months ended June 30, 2010, the amortization expenses related to this issuance was $19,075.

Under the designations of related agreements, rights and preferences of the Company’s Preferred Stock, the Company can be required to redeem the Preferred Stock at the option of the holder for a period of 90 days beginning on February 25, 2010 (see note 7). Following the end of said 90 days period, the Series A Preferred Stock is not redeemable. None of preferred stockholders required redeeming the Preferred Stock by the end of the specific redemption period. Since the redemption feature of the Preferred Stock lapsed, the Company reclassified the existing carrying amount of the convertible Preferred Stock from debt to equity on May 26, 2010 in accordance with the provisions of ASC 480.  Namely, the 684,176 shares of outstanding convertible Preferred Stock have been recorded as equity since May 26, 2010. In connection with the reclassification into permanent equity, the Company reduced debt of $595,233 with a corresponding credit to Series A Preferred Stock (par value) of $684 and Additional paid-in capital of $594,549.

In May 2010, the Company issued 190,521 shares of its common stock to its Chief Executive Officer in connection with the service rendered. The shares were valued at the fair value of the grant date. In connection with the issuance of these shares, the Company reduced accrued expenses of $150,000 and recorded compensation expenses of $30,000.

On May 27, 2010, the Company issued 60,000 shares of its common stock to its six directors in connection with the service rendered and to be rendered. The shares were valued at the fair value of the grant date. In connection with the issuance of these shares, the Company reduced accrued expenses of $18,750 and recorded prepaid expenses of $47,250 and will amortize it over the rest of service period. For the six months ended June 30, 2010, the amortization expenses related to this issuance was $15,750.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to 50% of the Company’s registered capital. Prior to June 30, 2010, the Company appropriated the required 50% of its registered capital to statutory reserves for Lotus East.

For the six months ended June 30, 2010, statutory surplus reserve activity was as follows:

Statutory Surplus Reserve
Balance – December 31, 2009	$5,674,324
Addition to statutory reserves	565,878
Balance – June 30, 2010 (Unaudited)	$6,240,202

Stock Warrants

Stock warrants issued, terminated/forfeited, exercised and outstanding during the six months ended June 30, 2010 were as follows:

	Shares	Average Exercise Price per share
Warrants outstanding, December 31, 2009	5,166,999	$1.13
Warrants granted	150,000	1.91
Warrants expired/forfeited	—	—
Warrants exercised	(1,315,000)	0.87
Warrants outstanding, June 30, 2010 (Unaudited)	4,001,999	$1.24

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	(Unaudited) Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	(Unaudited) Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.87	125,000	1.62	$0.87	125,000	$0.87
1.20	2,873,553	2.66	1.20	2,873,553	1.20
1.21	603,446	2.66	1.21	603,446	1.21
1.50	250,000	1.57	1.50	250,000	1.50
$1.91	150,000	4.53	1.91	150,000	1.91
	4,001,999	2.63	$1.24	4,001,999	$1.24

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, Disclosure about Segments of an Enterprise and Related Information. In the six months ended June 30, 2010 and 2009, the Company operated in two reportable business segments: (1) the manufacture and distribution of pharmaceutical products and examination of other companies’ products and (2) the retailing of western and traditional Chinese medications and medical treatment equipment through its own ten drug stores and direct sales to other drug stores located in Beijing China, and other ancillary revenues generated from retail locations such as rental income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Unaudited information with respect to these reportable business segments for the three months ended June 30, 2010 and 2009 was as follows:

For the three months ended June 30, 2010	Wholesale and third-party manufacturing and examination	Retail operations	Rent	Unallocated	Total
Net revenues	$12,746,132	$6,160,361	$198,508	$—	$19,105,001
Cost of sales	4,130,600	4,964,233	10,918	—	9,105,751
Operating expenses	—	—	—	3,450,507	3,450,507
Other expense	—	—	—	58,522	58,522
Income tax	—	—	—	167,959	167,959
Net income	$8,615,532	$1,196,128	$187,590	$(3,676,988)	$6,322,262

For the three months ended June 30, 2009	Wholesale and third-party manufacturing and examination	Retail operations	Rent	Unallocated	Total
Net revenues	$10,673,988	$2,759,419	$198,322	$—	$13,631,729
Cost of sales	3,735,636	1,996,621	10,909	—	5,743,166
Operating expenses	—	—	—	2,570,338	2,570,338
Other expense	—	—	—	525,274	525,274
Income tax	—	—	—	7,418	7,418
Net income	$6,938,352	$762,798	$187,413	$(3,103,030)	$4,785,533

Unaudited information with respect to these reportable business segments for the six months ended June 30, 2010 and 2009 was as follows:

For the six months ended June 30, 2010	Wholesale and third-party manufacturing and examination	Retail operations	Rent	Unallocated	Total
Net revenues	$24,244,218	$9,412,753	$396,942	$—	$34,053,913
Cost of sales	8,043,798	7,283,750	21,832	—	15,349,380
Operating expenses	—	—	—	6,641,317	6,641,317
Other expense	—	—	—	541,870	541,870
Income tax	—	—	—	270,166	270,166
Net income	$16,200,420	$2,129,003	$375,110	$(7,453,353)	$11,251,180

For the six months ended June 30, 2009	Wholesale and third-party manufacturing and examination	Retail operations	Rent	Unallocated	Total
Net revenues	$20,162,959	$4,896,607	$396,450	$—	$25,456,016
Cost of sales	7,400,988	3,506,530	21,806	—	10,929,324
Operating expenses	—	—	—	5,019,343	5,019,343
Other expense	—	—	—	1,071,569	1,071,569
Income tax	—	—	—	82,145	82,145
Net income	$12,761,971	$1,390,077	$374,644	$(6,173,057)	$8,353,635

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION (Continued)

The Company does not allocate operating expenses, other expense and income tax expense to its reportable segments, because these activities are managed at a corporate level. In addition, the specified amounts for depreciation and amortization, interest expense and income tax expense are not included in the measure of segment profit or loss reviewed by the chief operating decision maker and these specified amounts are not regularly provided to the chief operating decision maker. Therefore, the Company has not disclosed depreciation and amortization, interest expense and income tax expense for each reportable segment.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. Substantially all of the Company’s assets are located in China.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Technology Transfer Agreement

In April 2008, one of the Company’s affiliates, En Ze Jia Shi, entered into a Technology Transfer Agreement with Dong Guan Kai Fa Biological Medicine LTD (“Dong Guan”) pursuant to which Dong Guan agreed to transfer the technology material, new medicine research and rights to the Chinese patent of the anti-asthma new medicine R-BM to En Ze Jia Shi on an exclusive basis in exchange for a transfer technology fee of approximately $7.05 million (RMB 48 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

•	complete the filing with the SFDA of the medicine’s clinical research ratification document,

•	complete the clinical research,

•	complete the medicine’s trial production, and

•	provide raw materials and formulation related documentation and apply for the new medicine certification and production approval.

In addition to the payment of the technology transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at $5.87 million (RMB 40 million). Lotus East intends to use its working capital to fund the project costs.

Dong Guan is responsible for preparing and transferring the clinical research and application documents as well as assisting En Ze Jia Shi in the completing the clinical research and applying for the new medicine certification and production approval documents.

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•

Approximately $1.47 million (RMB 10 million) is due by the 15th business day following the receipt of the processing notice of the receipt of the clinical application and all related material from SFDA is received,

•	Approximately $1.17 million (RMB 8 million) is due by the 10th business day after the receipt of the medicine’s clinical ratification document,

•	Approximately $1.47 million (RMB 10 million) is due by the 15th business day after the medicine’s Phase I clinical study is completed and ratification from the SFDA is obtained, and

•	Approximately $2.94 million (RMB 20 million) is due by the 10th business day after the medicine’s Phase II clinical study is completed and ratification from the SFDA is obtained.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

Technology Transfer Agreement (continued)

En Ze Jia Shi paid Dong Guan a deposit of approximately $2.94 million (RMB 20 million) in April 2008 which is to be returned to En Ze Jia Shi within 10 days after the transfer technology fee is fully paid. In the event Dong Guan should be unable to timely return the deposit, it will pay En Ze Jia Shi a late fee and En Ze Jia Shi is entitled to damages for Dong Guan’s failure to timely return the deposit.

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia Shi has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia Shi guaranteed that the grant monies will be shared equally by both parties. As of June 30, 2010, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia Shi should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

New Manufacturing Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District in Inner Mongolia. The new facility, which will be comprised of approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s current manufacturing capacity. The Company was subsequently granted the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters). The new facility, which will manufacture medical injection products, including 0.9% physiological saline injection, hydroxyethyl starch 130/0.4 injection and hydroxyethyl starch 200/0.5 injection, Qiang Yi Ji starch, a medical corn starch commonly known as O-2-hydeoxyethyl starch, dextran and additional pharmaceuticals, will require a total investment of RMB 623.66 million, or approximately $92 million. The construction of the project began in August 2008 and the Company anticipates that it will take five years to complete the construction of the project. As of June 30, 2010, the Company has incurred approximately $39.9 million related to this project and the amount has been included as construction in progress of approximately $7.1 million and intangible assets of approximately $32.8 million in the consolidated financial statements.

Included in the total cost of the project is land cost of approximately $32.8 million (RMB 223.66 million) which was paid in full to Cha You government. Other components of the project include construction costs of approximately $17.6 million (RMB 120 million), costs associated with the various production lines estimated at approximately $33.8 million (RMB 230 million) and working capital of approximately $7.3 million (RMB 50 million).

Liang Fang intends to use its present working capital together with bank loans and/or government grants and/or third party finance to fund the project. The funds are required to be invested over the estimated construction period of the project. As of June 30, 2010, Liang Fang has paid approximately $39.6 million (approximately RMB 269.5 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from third party sources.

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

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

New Drug Patent Transfer Agreement (Continued)

•	Finishing other needed related technical materials of this new medicine and providing the legal invoice for raw materials and purchase agreement,

•	Providing enough raw materials, to enable Huicheng to prepare new medicine of 100,000 dosage units, and standard samples for experiments and research,

•	Providing the choice basis and quality standards of the package materials,

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

In addition to the payment of the patent transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at approximately $294,000 million (RMB 2 million). Lotus East intends to use its working capital to fund the project costs.

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

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

Other Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employment relations are terminated by employers and employees have been working for the employers for at least two years. The Company has estimated its possible severance payments of approximately $15,000 as of June 30, 2010, which have not been reflected in its condensed consolidated financial statements.

NOTE 12 – CONCENTRATIONS OF MAJOR CUSTOMERS AND SUPPLIERS

Customers

During the six months ended June 30, 2010 and 2009, no customer accounted for more than 10% of the Company’s total sales.

Suppliers

One major supplier provided approximately 19% of the Company’s purchases of raw materials and third party manufactured finished goods for the six months ended June 30, 2010 and the Company did not have any amount of advance to the supplier as of June 30, 2010. During the six months ended June 30, 2009, no supplier accounted for more than 10% of the Company’s total purchases.

NOTE 13 – SUBSEQUENT EVENT

In July 2010, the Company issued 22,222 shares of its common stock to McLaughlin & Stern, LLP in connection with services rendered. The shares were valued at the fair value on the grant date.

In July 2010, the Company entered into a termination agreement with Yorkville Global Master SPV Ltd. The Company and Yorkville agreed to mutually terminate the Standby Equity Distribution Agreement with no further obligations.

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

Overview

We develop, manufacture, and sell pharmaceuticals in the PRC. We produce medicine and drugs in the forms of tablets, capsules, granules, eye-drops, and freeze-dried powder injection. We have established markets for several drugs that are self-branded or self-patented, including (i) Maixin - valsartan capsules for the treatment of hypertension, (ii) Muxin – eye drops for the treatment of glaucoma and (iii) Yipubishan - octreotide Acetate Injection solution for the treatment of gastric ulcers. Our drug development is focused on the treatment of cerebro-cardiovascular disease, asthma, and diabetes. We have a nationwide sales network to directly and indirectly sell to hospitals, clinics and drugs stores in approximately 30 provinces in China. In the fiscal 2010, we added five new prescription drugs to our distributed products delivered through our national wholesale channels. We anticipate that our wholesale revenues will continue to increase in the future since the newly added five prescription drugs are expected to increase our market share. Additionally, through our 10 retail pharmacy locations and direct sales to other drug stores in Beijing, China, we sell western and traditional Chinese medications and medical treatment equipment, and generate revenues from the leasing of retail space to third party vendors at our retail stores. At the end of fiscal 2009, we engaged a general manager for our Over-the-Counter Drug Division that manages our own ten drug stores’ sales, and the newly created direct sales to other Over-the-Counter drug stores in Beijing. In the fiscal 2010, we served more than 1,000 other Over-the-Counter drug stores in Beijing. We expect our retail revenue from our own ten drug stores will remain in its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the future.

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

When used in this section, and except as may be set forth otherwise, the terms "we," "us," "ours," and similar terms includes Lotus Pharmaceuticals Inc. and its subsidiaries, Lotus International and Lotus Century, as well as Lotus East.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation, etc. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

VARIABLE INTEREST ENTITIES

Pursuant to ASC 810 “Consolidation of Variable Interest Entities” (“ASC 810”), an Interpretation of Accounting Research Bulletin No. 51, we are required to include in our condensed consolidated financial statements the financial statements of variable interest entity (“VIE”). ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIE is the entity in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

Lotus East is considered VIE and we are the primary beneficiary. In September 2006, we entered into agreements with Lotus East pursuant to which we shall receive 100% of Lotus East’s net income. In accordance with these agreements, Lotus East shall pay consulting fees equal to 100% of its net income to us and we shall supply business consulting and other general business operation services needed to Lotus East.

The accounts of Lotus East are consolidated in the accompanying condensed consolidated financial statements. As a VIE, Lotus East’s sales are included in our total sales, Lotus East’s income from operations is consolidated with ours, and our net income includes all of Lotus East’s net income, and Lotus East’s assets and liabilities are included in our condensed consolidated balance sheet. The VIE do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Lotus East that requires consolidation of Lotus East financial statements with our condensed consolidated financial statements.

REVENUE RECOGNITION

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. We recognize revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), and ASC 605 “Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

We account for sales returns in accordance with Statements of ASC 605, Revenue Recognition When Right of Return Exists, by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. In order to reasonably estimate future returns, we analyzed both quantitative and qualitative information including, but not limited to, historical return rates, the level of product manufactured by us, the level of product in the distribution channel, expected shelf life of the product, current and projected product demand, the introduction of new or generic products that may erode current demand, and general economic and industry wide indicators. We also utilize the guidance provided in SAB 104 in establishing our return estimates.

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

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the average method. Inventory consists of raw material, packaging material, work-in-process, finished capsules, liquids, finished oral suspension powder and other western and traditional Chinese medicines and medical equipments. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or slow-moving or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At least on a quarterly basis, we review and evaluate our inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors. If the results of the review and evaluation determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the period of disposition.

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

INTANGIBLE ASSETS

Intangible assets consist of revenue right, intellectual right, software and land use rights. Revenue right is amortized over 20 years, which is the term we would benefit from it. Intellectual right is being amortized over 10 years as based on the transfer agreement. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 40 -50 years. Software is amortized over 3 years, its estimated useful life.

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

INCOME TAXES

We are governed by the Income Tax Law of the PRC and the United States. Income taxes are accounted for pursuant to accounting standards, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and we intend to settle our current tax assets and liabilities on a net basis.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

FOREIGN CURRENCY TRANSLATION

Our financial statements are expressed in U.S. dollars and the functional currency of our parent company is U.S. dollars, but the functional currency of our operating subsidiaries and affiliates is Chinese Reminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of our revenue transactions are transacted in the functional currency. We do not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of us.

Results of Operations

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Total Net Revenues

Total net revenues for the six months ended June 30, 2010 were $34,053,913 as compared to total net revenues of $25,456,016 for the six months ended June 30, 2009, an increase of $8,597,897 or 33.8%. For the six months ended June 30, 2010 and 2009, net revenues consisted of the following:

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Wholesale	$24,244,218	$19,614,123
Retail	9,412,753	4,896,607
Other revenues	396,942	945,286
Total net revenues	$34,053,913	$25,456,016

•

For the six months ended June 30, 2010, wholesale revenues increased $4,630,095 or 23.6%, compared to wholesale revenues for the six months ended June 30, 2009. In the first half of fiscal 2010, we added five new prescription drugs to our distributed products delivered through our national wholesale channels. The five new prescription drugs covered by the National Health Insurance Program have proven their market acceptance. One of the five new prescription drugs is Omeprazole Enteric-coated Capsule to treat duodenal ulcer. The other four drugs are traditional Chinese medicine in capsules, tablets and ointment for the treatment of chronic prostate infection, psoriasis, influenza and meridian pain, respectively. As a result, our wholesale revenues for the six months ended June 30, 2010 increased.  We anticipate that our wholesale revenues will continue to increase in the rest of 2010 since the newly added five prescription drugs are expected to increase our market share.

•

For the six months ended June 30, 2010, retail revenues increased by $4,516,146 or 92.2%, compared to retail revenues for the six months ended June 30, 2009. At the end of fiscal 2009, we engaged a general manager for our Over-the-Counter Drug Division that manages our own ten drug stores’ sales, and the newly created direct sales to other Over-the-Counter drug stores in Beijing. The general manager has strong management skills in medical sales and marketing and logistics and is an expert in delivery of services to drug stores in Beijing. In the first half of fiscal 2010, we served more than 1,000 other Over-the-Counter drug stores in Beijing. Due to the growth and success of our OTC Drug Division’s sales force, our retail revenues for the first half of fiscal 2010 substantially increased. We expect our retail revenue from our own ten drug stores will remain in its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the rest of 2010.

•

For the six months ended June 30, 2010, other revenues decreased by $548,344 or 58.0%, compared to other revenues for the six months ended June 30, 2009. The decrease in other revenues is attributable to the following:

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Leasing revenues	$396,942	$396,450
Third-party manufacturing	—	513,903
Research and development and lab testing services	—	34,933
Total other revenues	$396,942	$945,286

•

We sublease certain portions of our retail stores and counter spaces to various other vendors which generate leasing revenues. The slight increase was primarily due to the favorable RMB currency appreciation which converted our leasing revenue in RMB into higher US dollar amounts. We expect these lease revenues will maintain at its current level with minimal growth in the rest of 2010.

•

For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. For the six months ended June 30, 2010, we did not have any third-party manufacturing revenue as compared to $513,903 for the six months ended June 30, 2009, a decrease of $513,903 or 100%. Our prior customers built their own facilities and can manufacture their products at lower costs in their own factories. As a result, we did not generate any third-party manufacturing revenue in the first half of 2010. We do not anticipate that we will generate any third-party manufacturing revenue in the rest of 2010 since we do not expect to find any customer with third party manufacturing contracts.

•

We performed research and development (“R&D”) and lab testing projects for various third parties and performed drug testing and analysis. For the six months ended June 30, 2010, we did not have any research and development and lab testing revenue as compared to $34,933 for the six months ended June 30, 2009, a decrease of $34,933 or 100%. Our historical customers for these services purchased related machinery and they can do similar R&D and lab testing in their own labs at a lower price and decided not to use our services. We do not expect that we will generate any revenue from R&D and lab testing in the rest of 2010 since we do not anticipate finding new customers with research and development and lab testing projects.

Cost of Sales

Cost of sales for our retail revenues includes packing materials, purchased third-party manufactured finished goods and related taxes. Cost of sales for our wholesale and other revenues includes direct materials, direct labor fees, manufacturing overhead such as indirect materials, indirect labor fees, utilities and depreciation indirectly related to production, related taxes and purchased third-party manufactured finished goods. For the six months ended June 30, 2010, our total cost of sales amounted to $15,349,380 or 45.1% of total net revenues as compared to cost of sales of $10,929,324 or 42.9 % of total net revenues for the six months ended June 30, 2009. During the end of spring and the beginning of summer of 2010, it was humid in Beijing. In addition, one of our warehouses was removed from service in order to construct the new building in Beijing. Therefore, our remaining warehouse space could not meet our demand in spring and summer. We addressed this issued by shortening the storage period for our inventory and by reducing our unit sales price. As a result, the cost of sales as a percentage of total net revenue was increased. We expect our cost of sales as a percentage of total net revenue will remain in its current level in the rest of 2010.

Gross Profit

Gross profit for the six months ended June 30, 2010 was $18,704,533 or 54.9% of total net revenues, as compared to $14,526,692 or 57.1% of total net revenues for the six months ended June 30, 2009. The decrease in gross profit margin was attributable to the increase in cost of sales as a percentage of total net revenue. We expect that our gross profit margin will maintain in its current level with minimal growth in the rest of 2010.

Operating Expenses

Total operating expenses for the six months ended June 30, 2010 were $6,641,317, as compared to the total operating expenses of $5,019,343 for the six months ended June 30, 2009, an increase of $1,621,974 or 32.3%. This increase included the following:

For the six months ended June 30, 2010, selling expenses amounted to $4,544,112 as compared to $3,503,034 for the six months ended June 30, 2009, an increase of $1,041,078 or 29.7%. This increase is primarily attributable to the increase of our sales revenues. We expect our selling expenses will increase in the near future since we anticipate that our revenues will increase in the rest of 2010.

For the six months ended June 30, 2010, general and administrative expenses were $2,097,205, as compared to the general and administrative expenses of $1,516,309 for the six months ended June 30, 2009, an increase of $580,896 or 38.3%. These changes were summarized below:

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Salaries and related benefits	$323,330	$324,086
Amortization and depreciation expenses	889,539	485,623
Rent	151,186	150,891
Travel and entertainment	166	216,876
Professional fees	648,417	122,791
Other	84,567	216,042
Total	$2,097,205	$1,516,309

The changes in these expenses from the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 included the following:

•

Salaries and related benefits decreased $756 or 0.2%. The slight decrease was mainly attributable to our continuous efforts to control corporate spending. We anticipate that our salaries and related benefits will remain in its current level with minimal increase in the rest of 2010.

•

Amortization of our intangible assets and depreciation on our fixed assets increased by $403,916 or 83.2%, which was primarily attributable to an increase in amortization on land use rights of approximately $448,000 offset by a decrease in amortization on manufacturing right of approximately $44,000 because the manufacturing right was fully amortized in fiscal 2009.

•	Rent increased $295 or 0.2% which is primarily attributable to the RMB currency appreciation which converted our rent expenses in RMB into higher US dollar amounts.

•

Travel and entertainment decreased $216,710 or 99.9% which is mainly attributable to the less travel and entertainment activities in the six months ended June 30, 2010 as compared to the travel and entertainment activities occurred in the six months ended June 30, 2009.

•

Professional fees increased $525,626 or 428.1%, which was primarily attributable to an increase in fees related to our consultants’ service of approximately $472,000, an increase in fees related to our directors’ service of approximately $25,000, an increase in fees paid for our audit service of approximately $15,000, and an additional payment for internal control service of approximately $15,000 for which we did not have any corresponding expense in the comparable period of fiscal 2009.

•

Other general and administrative expenses, which included office supplies, general management fees, car insurance, postage and other office expenses, decreased by $131,475 or 60.9%  reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from Operations

As a result of forgoing, we reported income from operations of $12,063,216 for the six months ended June 30, 2010 as compared to income from operations of $9,507,349 for the six months ended June 30, 2009, an increase of $2,555,867 or 26.9%.

Other Expenses

For the six months ended June 30, 2010, total other expenses amounted to $541,870 as compared to other expense of $1,071,569 for the six months ended June 30, 2009, a decrease of $529,699 or 49.4%. This change was primarily attributable to:

•

For the six months ended June 30, 2010, our debt issuance costs amounted to $52,226 as compared to $199,033 for the six months ended June 30, 2009, a decrease of $146,807 or 73.8%. The decrease was attributable to the decrease in amortization amount on debt issuance costs on our February 2008 financing for which we amortize on a 24-month period and began our amortization on the February 2008 debt issuance costs in March 2008. As a result, the debt issuance costs were fully amortized in February 2010. Therefore, the amortization amount on the February 2008 debt issuance costs in the first half of fiscal 2010 was smaller than the amortization amount on the February 2008 debt issuance costs in the first half of fiscal 2009.

•

For the six months ended June 30, 2010, interest expense was $491,830 as compared to $918,648 for the six months ended June 30, 2009, a decrease of $426,818 or 46.5%. The decrease in interest expense was primarily attributable to the decrease in accrued interest for the February 2008 debt.

Income Taxes

For the six months ended June 30, 2010, our income tax expense was $270,166, as compared to $82,145 for the six months ended June 30, 2009, an increase of $188,021 or 228.9%.  The increase in income tax expense was mainly attributable to the increase in taxable income generated by our operating entities.

Net Income

As a result of these factors, we reported net income of $11,251,180 for the six months ended June 30, 2010 as compared to net income of $8,353,635 for the six months ended June 30, 2009. This translated to basic earnings per common share of $0.22 and $0.19, and diluted earnings per common share of $0.21 and $0.17, for the six months ended June 30, 2010 and 2009, respectively.

Other Comprehensive Income

The functional currency of our operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). The financial statements of our operating subsidiaries and affiliates are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $334,198 for the six months ended June 30, 2010 as compared to $65,007 for the six months ended June 30, 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had comprehensive income for the six months ended June 30, 2010 of $11,585,378, compared with $8,418,642 for the six months ended June 30, 2009.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Total Net Revenues

Total net revenues for the three months ended June 30, 2010 were $19,105,001 as compared to total net revenues of $13,631,729 for the three months ended June 30, 2009, an increase of $5,473,272 or 40.2%. For the three months ended June 30, 2010 and 2009, net revenues consisted of the following:

	Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Wholesale	$12,746,132	$10,673,718
Retail	6,160,361	2,759,419
Other revenues	198,508	198,592
Total net revenues	$19,105,001	$13,631,729

•

For the three months ended June 30, 2010, wholesale revenues increased by $2,072,414 or 19.4%. The increase was mainly attributable to the increase in our products delivered through our national wholesale channels.  We anticipate that our wholesale revenues will continue to increase in the rest of 2010 since the newly added five prescription drugs are expected to increase our market share.

•

For the three months ended June 30, 2010, retail revenues increased by $3,400,942 or 123.2%. The significant increase was primarily attributable to the growth and success of our OTC Drug Division’s sales force. We expect our retail revenue from our own ten drug stores will remain in its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the rest of 2010.

•

For the three months ended June 30, 2010, other revenues decreased by $84. The slight decrease in other revenues is attributable to the decrease in leasing revenues generated from our retail stores and counter spaces.

Cost of Sales

Cost of sales for our retail revenues includes packing materials, purchased third-party manufactured finished goods and related taxes. Cost of sales for our wholesale and other revenues includes direct materials, direct labor fees, manufacturing overhead such as indirect materials, indirect labor fees, utilities and depreciation indirectly related to production, related taxes and purchase third-party manufactured finished goods. For the three months ended June 30, 2010, our total cost of sales amounted to $9,105,751 or 47.7% of total net revenues as compared to cost of sales of $5,743,166 or 42.1% of total net revenues for the three months ended June 30, 2009. During the three months ended June 30, 2010, it was humid in Beijing. In addition, a portion of our prior warehouse was removed in order to construct the new building in Beijing. Therefore, our warehouse capacity reached 100% and could not satisfy our demand in the three months ended June 30, 2010. We addressed this issued by reducing our sales price and shortening the storage period for our inventory. As a result, the cost of sales as a percentage of total net revenue was increased. We expect our cost of sales as a percentage of total net revenue will remain in its current level in the rest of 2010.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $9,999,250 or 52.3% of total net revenues, as compared to $7,888,563 or 57.9% of total net revenues for the three months ended June 30, 2009. The decrease in gross profit margin was attributable to the increase in cost of sales as a percentage of total net revenue. We expect that our gross profit margin will remain in its current level with minimal growth in the rest of 2010.

Operating Expenses

Total operating expenses for the three months ended June 30, 2010 were $3,450,507, as compared to the total operating expenses of $2,570,338 for the three months ended June 30, 2009, an increase of $880,169 or 34.2%. This increase included the following:

For the three months ended June 30, 2010, selling expenses amounted to $2,375,159 as compared to $1,801,235 for the three months ended June 30, 2009, an increase of $573,924 or 31.9%. This increase is primarily attributable to the increase of our sales revenues. We expect our selling expenses will increase in the near future since we anticipate that our revenues will increase in the rest of 2010.

For the three months ended June 30, 2010, general and administrative expenses were $1,075,348, as compared to the general and administrative expenses of $769,103 for the three months ended June 30, 2009, an increase of $306,245 or 39.8%. These changes were summarized below:

	Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Salaries and related benefits	$166,875	$151,986
Amortization and depreciation expenses	444,727	242,930
Rent	75,607	75,537
Travel and entertainment	166	51,225
Professional fees	337,875	81,081
Other	50,098	166,344
Total	$1,075,348	$769,103

The changes in these expenses from the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 included the following:

•

Salaries and related benefits increased by $14,889 or 9.8%. The slight increase was mainly attributable to the RMB currency appreciation which converted our salaries and related benefits in RMB into higher US dollar amounts. We anticipate that our salaries and related benefits will remain in its current level with minimal increase in the rest of 2010.

•	Amortization of our intangible assets and depreciation on our fixed assets increased by $201,797 or 83.1%, which was primarily attributable to the increase in amortization on land use rights.

•	Rent increased by $70 or 0.1% which is primarily attributable to the RMB currency appreciation which converted our rent expenses in RMB into higher US dollar amounts.

•	Travel and entertainment expenses decreased by $51,059 or 99.7% which is mainly attributable to decreased travel and entertainment activities.

•	Professional fees increased by $256,794 or 316.7%, which was primarily attributable to the increase in fees related to our consultants’ service.

•

Other general and administrative expenses, which included office supplies, general management fees, car insurance, meeting expenses and other office expenses, decreased by $116,246 or 69.9%  reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from Operations

As a result of forgoing, we reported income from operations of $6,548,743 for the three months ended June 30, 2010 as compared to income from operations of $5,318,225 for the three months ended June 30, 2009, an increase of $1,230,518 or 23.1%.

Other Expenses

For the three months ended June 30, 2010, total other expenses amounted to $58,522 as compared to other expense of $525,274 for the three months ended June 30, 2009, a decrease of $466,752 or 88.9%. This change was primarily attributable to:

•

For the three months ended June 30, 2010, our debt issuance costs amounted to $0 as compared to $99,516 for the three months ended June 30, 2009, a decrease of $99,516 or 100.0%. The decrease was attributable to the decrease in amortization amount on debt issuance costs on our February 2008 financing for which we amortize on a 24-month period and began our amortization on the February 2008 debt issuance costs in March 2008. As a result, the debt issuance costs were fully amortized in February 2010.

•

For the three months ended June 30, 2010, interest expense was $59,428 as compared to $470,551 for the three months ended June 30, 2009, a decrease of $411,123 or 87.4%. The decrease in interest expense was primarily attributable to the decrease in accrued interest for outstanding February 2008 debt.

Income Taxes

For the three months ended June 30, 2010, our income tax expense was $167,959, as compared to $7,418 for the three months ended June 30, 2009, an increase of $160,541 or 2164.2%.  The increase in income tax expense was mainly attributable to the increase in taxable income generated by our operating entities.

Net Income

As a result of these factors, we reported a net income of $6,322,262 for the three months ended June 30, 2010 as compared to net income of $4,785,533 for the three months ended June 30, 2009. This translated to basic earnings per common share of $0.12 and $0.11, and diluted earnings per common share of $0.12 and $0.10, for the three months ended June 30, 2010 and 2009, respectively.

Other Comprehensive Income

The functional currency of our operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). The financial statements of our operating subsidiaries and affiliates are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $323,270 for the three months ended June 30, 2010, as compared to $2,896 for the three months ended June 30, 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had comprehensive income for the three months ended June 30, 2010 of $6,645,532, compared with $4,788,429 for the three months ended June 30, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At June 30, 2010 and December 31, 2009, we had a cash balance of $1,078,724 and $3,945,740, respectively. These funds are in various financial institutions located in China.

Our working capital increased $6,092,933 to $1,140,199 at June 30, 2010 from working capital deficit of $(4,952,734) at December 31, 2009. This increase in working capital is primarily attributed to an increase in accounts receivable of approximately $3.26 million, an increase in inventories of approximately $0.64 million, an increase in prepaid expenses and other assets (current portion) of approximately $0.29 million, a decrease in accounts payable and accrued expenses of approximately $0.29 million, a decrease in other payables of approximately $0.73 million, a decrease in unearned revenue of approximately $0.52 million, a decrease in Series A convertible redeemable preferred stock of approximately $4.17 million offset by a decrease in cash of approximately $2.87 million, an increase in taxes payable of approximately $0.61 million and an increase in due to related parties (current portion) of approximately $0.29 million.

As of June 30, 2010, our accounts receivable was $5,044,427 as compared to $1,784,194 as of December 31, 2009, an increase of $3,260,233. The increase was primarily due to the increase in our sales revenue.

As of June 30, 2010, we had a property and equipment, net of accumulated depreciation, of $28,105,096 as compared to $16,223,775 as of December 31, 2009, an increase of $11,881,321. The increase was primarily attributable to the increased purchases of approximately $11,826,000 for our construction-in-progress of Beijing office building (See note 3) and the favorable RMB currency appreciation which converted our property and equipment, net of accumulated depreciation, in RMB into higher US dollar amounts offset by the depreciation on our fixed assets of approximately $13,000 for the first half of fiscal 2010.

At June 30, 2010, we had Series A Convertible Redeemable Preferred Stock of $0 as compared to $4,170,572 at December 31, 2009, a decrease of $4,170,572. The decrease was attributable to the conversion of the Series A Convertible Redeemable Preferred Stock of $4,048,200 and the reclassification of $595,233 into permanent equity since the mandatory redeemable feature lapsed, offset by the amortization of discount on convertible redeemable preferred stock of $151,553 and the issued additional convertible redeemable preferred stock of $321,308 as dividends in the first quarter of fiscal 2010.

Our balance sheet as of June 30, 2010 also reflects notes payable to related parties of $5,090,316 due on December 30, 2015 which was a series of working capital loans made to us since December 31, 2005 by the Company’s Chief Executive Officer, his wife, two employees of the Company and a Board member. These loans bear interest based on a floating annual interest rate, which is 80% of China bank interest rate and are unsecured. During the six months ended June 30, 2010, we did not repay any portion of the principal of these loan balances.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets as of June 30, 2010 and December 31, 2009 and does not necessarily reflect changes in assets and liabilities reflected on our cash flow statement, for which we use the average foreign exchange rate during the period to calculate these changes.

Net cash provided by operating activities for the six months ended June 30, 2010 was $8,908,338 as compared to net cash provided by operating activities of $16,337,799 for the six months ended June 30, 2009. For the six months ended June 30, 2010, net cash provided by operating activities was primarily attributable to net income of $11,251,180 and the add back of depreciation and amortization of $889,539, amortization of deferred debt issuance costs of $52,226, amortization of discount on convertible redeemable preferred stock of $151,553, interest expense attributable to beneficial conversion feature of preferred shares of $184,660 and stock-based compensation of $229,950 and the changes in assets and  liabilities, such as: a decrease in prepaid expenses and other current assets of $354,472, an increase in accounts payable and accrued expenses of $175,027, an increase in taxes payable of $592,024 and an increase in due to related parties of $166,492, offset by an increase in accounts receivable of $3,240,293, an increase in inventories of $637,828, a decrease in other current payable of $740,967 and a decrease in unearned revenue of $519,697.

For the six months ended June 30, 2009, net cash provided by operating activities was primarily attributed to net income of $8,353,635 and the add back of depreciation and amortization of $725,308, amortization of deferred debt issuance costs of $199,033, amortization of discount on convertible redeemable preferred stock of $600,669, amortization of prepaid expense attributable to warrants of $14,849 and stock-based compensation of $109,334 and the changes in assets and liabilities, such as: a decrease in accounts receivable of $4,008,383, a decrease in inventories of $1,017,856, a decrease in prepaid expenses and other current assets of $2,101,008, an increase in unearned revenue of $541,327 and an increase in due to related parties of $118,685, offset by recognition of unearned revenue of $396,450, a decrease in accounts payable and accrued expenses of $22,506, a decrease in other current payables of $169,743 and a decrease in taxes payable of $863,589.

Net cash used in investing activities for the six months ended June 30, 2010 amounted to $11,780,895. For the six months ended June 30, 2010, net cash used in investing activities was attributable to the purchase of property and equipment of $11,780,895. For the six months ended June 30, 2009, net cash used in investing activities was attributed to the payments on intangible assets of $8,621,660 and the purchase of property and equipment of $7,166,057.

Net cash provided by financing activities for the six months ended June 30, 2010 and 2009 was $0.

We reported a net decrease in cash for the six months ended June 30, 2010 of $2,867,016 as compared to a net increase in cash of $551,558 for the six months ended June 30, 2009.

We believe that our working capital is sufficient to fund our current operations for the next 12 months. Lotus East has historically funded its capital expenditures from its working capital. Lotus East has contractual commitments for approximately $54.1 million related to a Technology Transfer Agreement and the construction of the new manufacturing facility in Inner Mongolia and a New Drug Patent Transfer Agreement. While it intends to fund the costs with its existing working capital associated with the Technology Transfer Agreement and the New Drug Patent Transfer Agreement and a portion of the construction of the new manufacturing facility, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. Our ability to fully fund the costs associated with the new manufacturing facility is materially dependent upon our ability to obtain secured bank financing and/or government grants and/or other third party finance.

There is no guarantee that Lotus East can obtain these financings on favorable terms at the right time. Although the Chinese government has announced an economic stimulation plan, there is no guarantee that we will be awarded the government grants successfully. While Lotus East’s management believes the Company will be successful in securing the necessary funding through its increasing revenue, faster collections on receivables, and continuance discussions with various commercial banks, there are no assurances that the funding will be available in the amounts or at the time required to meet Liang Fang’s commitments. In the event that Lotus East is not successful in obtaining the funds it needs for the Technology Transfer Agreement and the New Drug Patent Transfer Agreement, it is possible that it could default under the terms of the two agreements and forfeit any funds paid to date. If Lotus East fails to obtain all of the funding necessary to complete the construction of the new facility in Inner Mongolia, which is estimated to be approximately $52.0 million in the next five years, it could get back approximately $39.9 million spent to date, including the approximately $32.8 million for the installments on the land use rights, which is refundable if the Chinese local government would not grant it land use rights certificate.

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

The following tables summarize our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Related parties indebtedness	$6,851,598	$1,629,096	$132,186	$—	$5,090,316
Interest payment on notes payable – related parties	$2,036,838	$—	$—	$—	$2,036,838
Technology purchase obligations	$1,615,604	$807,802	$807,802	$—	$—
New drug patent purchase obligations	$440,619	$440,619	$—	$—	$—
Construction obligations in Inner Mongolia	$52,016,218	$317,044	$10,574,714	$41,124,460	$—
Total contractual obligations	$62,960,877	$3,194,561	$11,514,702	$41,124,460	$7,127,154

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

Item 4T.       Controls and Procedures.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010, due to the significant deficiencies that we identified in internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K).

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

•	We engaged a qualified internal control consultant, Union Strength Business Consulting Co. Ltd, to help us comply with internal control obligations.

•

We have commenced to establish the effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit persons before the date of filing of this interim report. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our consolidated financial statements as of June 30, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material misstatement of our consolidated financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement in any report we have filed with or submitted to the Commission.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during our first half of fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2010 to June 30, 2010, the Company issued an aggregate of 4,653,102 shares of common stock to various Series A convertible redeemable preferred stockholders in connection with the conversion of 4,653,102 shares of Series A preferred stock.

In January 2010, the Company issued an aggregate of 659,113 shares of common stock to Longview Fund LP for its cashless exercise of 1,315,000 warrants.

On February 25, 2010, the Company issued 369,319 additional shares of Preferred Stock to the holders of Series A convertible redeemable preferred stock for the second mandatory 8% annual dividends of $321,308.Each of these preferred shares is convertible into one share of the Company’s common stock (as adjusted for stock splits, stock dividends, reclassification and the like).

In March 2010, the Company issued YA Global Master SPV Ltd. (“YA”) an aggregate of 208,117 shares of its common stock as a payment for commitment fee of $300,000 in connection with a Standby Equity Distribution Agreement entered into with YA.

In March 2010, the Company issued Gragnola Limited an aggregate of 200,000 shares of its common stock in connection with corporate affairs and development services to be rendered.

On May 24, 2010, the Company issued 100,000 shares of its common stock to a consultant in connection with consulting service rendered and to be rendered.

In May 2010, the Company issued 190,521 shares of its common stock to Dr. Liu, its Chief Executive Officer, in connection with the service rendered.

On May 27, 2010, the Company issued 60,000 shares of its common stock to its six directors in connection with the service rendered and to be rendered.

These issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act, as these transactions did not involve a public offering.The Company received consideration other than cash for these issuances.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

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

Lotus Pharmaceuticals, Inc.

Date: August 13, 2010	By:	/s/ Zhongyi Liu
Zhongyi Liu
Chief Executive Officer and President, principal executive officer

Date: August 13, 2010	By:	/s/ Yan Zeng
Yan Zeng
Chief Financial Officer, principal financial and accounting officer