Form 10-Q
period 2010-09-30
Lotus Pharmaceuticals, Inc.
filed 2010-11-10
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 53,399,407 shares of common stock are issued and outstanding as of November 10, 2010.

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

OTHER PERTINENT INFORMATION

We maintain a web site at www.lotuspharma.com. Information on this web site is not a part of this report.

CERTAIN DEFINED TERMS USED IN THIS REPORT

Unless specifically set forth to the contrary, when used in this report the terms:

•	"Lotus," "we," "us," "our," the "Company," and similar terms refer to Lotus Pharmaceuticals, Inc., a Nevada corporation and its subsidiaries,

•	"Lotus International" refers to Lotus Pharmaceutical International, Inc., a Nevada corporation and a subsidiary of Lotus,
•	"Lotus Century" refers to Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd., a wholly foreign-owned enterprise (WFOE) Chinese company which is a subsidiary of Lotus,

•	"Liang Fang" refers to Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company formed on June 21, 2000,

•	"En Ze Jia Shi" refers to Beijing En Ze Jia Shi Pharmaceutical Co., Ltd., a Chinese limited liability company formed on September 17, 1999 and an affiliate of Liang Fang,

•	"Lotus East" collectively refers to Liang Fang and En Ze Jia Shi,

•	"Consulting Services Agreements" refers to the Consulting Services Agreements dated September 20, 2006 between Lotus and Lotus East.

•	"Operating Agreements" refers to the Operating Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Equity Pledge Agreements" refers to the Equity Pledge Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Option Agreements" refers to the Option Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Proxy Agreements" refers to the Proxy Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	"Contractual Arrangements" collectively refers to the Consulting Services Agreements, Operating Agreements, Equity Pledge Agreements, Option Agreements and the Proxy Agreements,

•	"SFDA" refers to The State Food and Drug Administration,

•	"China" or the "PRC" refers to the People's Republic of China, and

•	"RMB" refers to the renminbi which is the currency of mainland PRC of which the yuan is the principal currency.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash	$897,650	$3,945,740
Accounts receivable	1,933,276	1,784,194
Other receivable	16,467	16,132
Inventories	1,196,815	1,039,867
Prepaid expenses and other assets	1,026,628	856,691
Deferred debt costs	—	52,226

Total Current Assets	5,070,836	7,694,850

PROPERTY AND EQUIPMENT, net	38,985,349	16,223,775

OTHER ASSETS
Prepaid expenses	788,331	1,359,583
Deposits and Installments on intangible assets	9,405,652	9,214,299
Intangible assets, net	49,582,711	49,888,428

Total Assets	$103,832,879	$84,380,935

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$153,965	$427,924
Other payables	1,558,135	2,262,760
Taxes payable	1,883,649	3,131,908
Unearned revenue	1,343,805	1,163,771
Due to related parties	1,960,357	1,490,649
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 684,176 and 4,967,959 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively, net of discount	—	4,170,572

Total Current Liabilities	6,899,911	12,647,584

LONG-TERM LIABILITIES:
Due to related parties	864,424	866,102
Notes payable - related parties	5,174,292	5,069,023

Total Liabilities	12,938,627	18,582,709

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; 684,176 and 4,967,959 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	684	—
Common stock ($.001 par value; 200,000,000 shares authorized; 53,399,407 and 47,306,332 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	53,399	47,306
Additional paid-in capital	21,026,839	15,649,328
Statutory reserves	6,240,202	5,674,324
Retained earnings	57,451,264	40,066,036
Accumulated other comprehensive income	6,121,864	4,361,232

Total stockholders' Equity	90,894,252	65,798,226

Total Liabilities and Stockholders' Equity	$103,832,879	$84,380,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET REVENUES:
Wholesale	$13,265,487	$11,606,345	$37,509,705	$31,769,304
Retail	5,239,447	2,906,359	15,049,142	8,199,416

Total Net Revenues	18,504,934	14,512,704	52,558,847	39,968,720

COST OF REVENUES:
Wholesale	4,277,794	4,051,221	12,321,592	11,452,209
Retail	3,647,937	1,941,955	10,953,519	5,470,291

Total Cost of Revenues	7,925,731	5,993,176	23,275,111	16,922,500

GROSS PROFIT	10,579,203	8,519,528	29,283,736	23,046,220

OPERATING EXPENSES:
Selling expenses	2,452,629	1,895,901	6,996,741	5,398,935
Research and development	21,517	—	21,517	—
General and administrative	1,145,412	610,519	3,242,617	2,126,828

Total Operating Expenses	3,619,558	2,506,420	10,260,875	7,525,763

INCOME FROM OPERATIONS	6,959,645	6,013,108	19,022,861	15,520,457

OTHER INCOME (EXPENSE):
Debt issuance costs	—	(112,355)	(52,226)	(311,388)
Interest income	525	1,295	2,711	47,407
Interest expense	(59,896)	(436,481)	(551,726)	(1,355,129)

Total Other Income (Expense)	(59,371)	(547,541)	(601,241)	(1,619,110)

INCOME BEFORE INCOME TAXES	6,900,274	5,465,567	18,421,620	13,901,347

INCOME TAXES	200,348	74,770	470,514	156,915

NET INCOME	$6,699,926	$5,390,797	$17,951,106	$13,744,432

COMPREHENSIVE INCOME:
NET INCOME	$6,699,926	$5,390,797	$17,951,106	$13,744,432

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	1,426,434	65,626	1,760,632	130,633

COMPREHENSIVE INCOME	$8,126,360	$5,456,423	$19,711,738	$13,875,065

NET INCOME PER COMMON SHARE:
Basic	$0.13	$0.12	$0.35	$0.32
Diluted	$0.12	$0.11	$0.33	$0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	53,395,784	43,997,079	52,001,168	43,527,746
Diluted	54,095,111	49,745,350	53,744,868	49,186,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,951,106	$13,744,432
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	1,337,324	1,081,953
Amortization of deferred debt issuance costs	52,226	311,388
Amortization of discount on convertible redeemable preferred stock	151,553	880,788
Amortization of prepaid expense attributable to warrants	—	14,849
Interest expense attributable to beneficial conversion feature of preferred shares	184,660	—
Stock-based compensation	353,775	113,834
Recognition of unearned revenue	—	(594,738)
Changes in assets and liabilities:
Accounts receivable	(110,085)	4,379,267
Inventories	(133,004)	801,428
Prepaid expenses and other current assets	553,428	2,018,565
Accounts payable and accrued expenses	190,113	230,951
Other current payables	(738,398)	(287,905)
Taxes payable	(1,290,507)	1,721,716
Unearned revenue	153,160	658,165
Due to related parties	323,264	178,047

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,978,615	25,252,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on intangible assets	—	(8,622,567)
Purchase of property and equipment	(22,054,326)	(15,352,107)

NET CASH USED IN INVESTING ACTIVITIES	(22,054,326)	(23,974,674)

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

EFFECT OF EXCHANGE RATE ON CASH	27,621	4,615

NET (DECREASE) INCREASE IN CASH	(3,048,090)	1,282,681

CASH - beginning of period	3,945,740	1,278,808

CASH - end of period	$897,650	$2,561,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$640,897	$—

Non-cash investing and financing activities:
Common stock issued for conversion of convertible redeemable preferred stock	$4,048,200	$399,000
Convertible redeemable preferred stock reclassified to permanent equity	$595,233	$—

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, fair value of warrants granted and beneficial conversion features related to the issuance of convertible preferred stock.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses, convertible debt, customer advances, and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company did not identify any assets or liabilities that are required to be re-measured at fair value at a recurring basis in accordance with ASC 820.

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

Accounts receivable

The Company records accounts receivable, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any, is recognized in the consolidated statement of operations within “General and Administrative Expenses”. Accounts are written off after exhaustive efforts at collection. Because of the Company’s good relationship with its customers and the efforts of the Company’s collection representative to collect outstanding receivables, the majority age of the balance of the Company’s accounts receivable are less than three months. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required as of September 30, 2010 and December 31, 2009.

Inventories

Inventories, consisting of raw materials, packaging materials, work-in-process and finished goods, are stated at the lower of cost or market utilizing the weighted average costing method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. The Company did not record any inventory reserve at September 30, 2010 and December 31, 2009.

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended September 30, 2010 and 2009.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company applies the accounting standard regarding accounting for income taxes and the accounting standard regarding accounting for uncertainty in income taxes for income taxes. This accounting standard requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Value added tax

The Company is subject to value added tax (“VAT”) for manufacturing and selling products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient, and will be charged to operations in the period if and when a determination is been made by the taxing authorities that a penalty is due.

Revenue recognition

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with ASC 360. ASC 360 states that revenue should not be recognized until it is realized or realizable and earned. In general, the Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Unearned Revenue

Unearned revenue consists of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods, in accordance with its revenue recognition policy. At September 30, 2010 and December 31, 2009, the Company had unearned revenue of $1,343,805 and $1,163,771, respectively.

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

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of income the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Shipping

Shipping costs are expensed as incurred and included in selling expenses. The Company incurred no shipping costs for the three months ended September 30, 2010 and 2009 since the shipping fees were paid by our customers. Shipping costs amount to $0 and $292 for the nine months ended September 30, 2010 and 2009, respectively.

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

Advertising

Advertising is expensed as incurred and is included in selling expenses.  Advertising expenses amounted to $0 and $30,657 for the three months ended September 30, 2010 and 2009, respectively. Advertising expenses amounted to $0 and $46,439 for the nine months ended September 30, 2010 and 2009, respectively.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and depreciation related to facilities used and fees paid to third parties. Research and development expenses amounted to $21,517 and $0 for the three months ended September 30, 2010 and 2009, respectively. Research and development expenses amounted to $21,517 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar, and the functional currency of the Company’s operating subsidiaries and affiliates is Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2010 and 2009 was $27,621 and $4,615, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2010 and December 31, 2009 were translated at 6.6981 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2010 and 2009 were 6.8164 RMB and 6.84251 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2010 and 2009:

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share (continued)

	2010	2009
Net income for basic earnings per share	$6,699,926	$5,390,797
Weighted average shares used in basic computation	53,395,784	43,997,079
Earnings per share:
Basic	$0.13	$0.12

Diluted earnings per share
	2010	2009
Net income for diluted earnings per share	$6,699,926	$5,390,797
Weighted average shares used in basic computation	53,395,784	43,997,079
Diluted effect of warrants	15,151	—
Diluted effect of convertible debentures	684,176	5,748,271
Weighted average shares used in diluted computation	54,095,111	49,745,350
Earnings per share:
Diluted	$0.12	$0.11

The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2010 and 2009:

	2010	2009
Net income for basic earnings per share	$17,951,106	$13,744,432
Weighted average shares used in basic computation	52,001,168	43,527,746
Earnings per share:
Basic	$0.35	$0.32

Diluted earnings per share
	2010	2009
Net income for basic earnings per share	$17,951,106	$13,744,432
Add: interest expense	24,277	—
Net income for diluted earnings per share	17,975,383	13,744,432
Weighted average shares used in basic computation	52,001,168	43,527,746
Diluted effect of warrants	86,852	—
Diluted effect of convertible debentures	1,656,848	5,658,421
Weighted average shares used in diluted computation	53,744,868	49,186,167
Earnings per share:
Diluted	$0.33	$0.28

For the three and nine months ended September 30, 2010 and 2009, a total of 3,876,999 and 5,166,999 warrants, respectively, have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

Accumulated other comprehensive income

The Company follows ASC 220 “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, accumulated other comprehensive income consisted of unrealized gains on foreign currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on how a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the nine months ended September 30, 2010 and 2009, the Company operated in two business segments - (1) Wholesales segment and (2) Retail segment.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

NOTE 2 – INVENTORIES

At September 30, 2010 and December 31, 2009, Inventories consisted of the following:

	2010	2009
	(Unaudited)
Raw materials	$792,067	$773,211
Packaging materials	13,613	16,023
Finished goods	391,135	250,633
Total	$1,196,815	$1,039,867

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2010 and December 31, 2009, Property and equipment consist of the following:

	Useful Life	2010	2009
		(Unaudited)
Office equipment and furniture	3 – 8 Years	$251,284	$244,490
Manufacturing equipment	10 – 15 Years	5,705,568	5,589,490
Building and building improvements	20 – 40 Years	2,388,198	2,339,612
Construction in progress		35,324,437	12,620,225
		43,669,487	20,793,817
Less: accumulated depreciation		(4,684,138)	(4,570,042)

		$38,985,349	$16,223,775

At September 30, 2010, construction in progress amounted to $35,324,437, representing (i) costs incurred for construction of a new manufacturing plant of approximately $7.16 million located in Cha Ha Er Industrial Park in Inner Mongolia, China, and (ii) costs incurred for construction of a new building of approximately $28.16 million in Beijing, China. The amount for the new plant in Inner Mongolia includes costs for road, paving, water well, water reservoir, pump station, switchboard room, distribution room materials, equipment installation engineering (such as transformation boxes, related corollary equipments and various cables etc.), filter plant, flameproof equipment, fire control pond and pump, civil defense engineering and underground long corridor project, such as electrical, drainage system, heating, water pipes construction and payment for design service. The amount for the new building under construction in Beijing includes payments for design service, costs for water supply and sewerage work, civil air-defense construction fees, heating systems, old building removal, construction materials and related costs.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT (Continued)

Upon completion of the construction in progress and ready for their intended uses, the assets will be classified to their respective property and equipment categories.

For the three months ended September 30, 2010, depreciation expense amounted to $5,936, of which $0 was included in cost of sales since the Company did not perform any production during the third quarter of fiscal 2010. For the three months ended September 30, 2009, depreciation expense amounted to $126,510, of which $119,969 was included in cost of sales. For the nine months ended September 30, 2010, depreciation expense amounted to $18,856, of which $0 was included in cost of sales since the Company did not perform any production during the nine months ended September 30, 2010. For the nine months ended September 30, 2009, depreciation expense amounted to $379,234, of which $359,654 was included in cost of sales.

NOTE 4 – DEPOSIT ON PATENT AND INSTALLMENT ON INTANGIBLE ASSETS

Deposit and Installments on a Chinese Class I drug patent-Laevo-Bambuterol

Pursuant to the technology transfer agreement the Company entered into in April 2008 (See note 11 for Technology Transfer Agreement), the Company made a deposit to acquire a Chinese Class I drug patent. Accordingly, the Company recorded $2,985,921 (RMB 20 million) as a deposit on a patent as of September 30, 2010.

Also, the Company has arranged an installment payment plan on the Chinese Class I drug patent to obtain the patent according to the signed contract. Therefore, the Company made $5,523,955 (RMB 37 million) as installment payments on the intangible assets as of September 30, 2010. The Company will need to make additional installment payments of approximately $1.6 million (RMB 11 million) to obtain the patent.

In addition, the Company expects to incur approximately $7.46 million (RMB 50 million) related to the Laevo-Bambuterol drug that has entered in Clinical Trial I in the next two years.

Installments on Gliclazide-Controlled Release Tablets

Pursuant to the new drug patent transfer agreement the Company entered into in February 2009 (See note 11 for New Drug Patent Transfer Agreement), the Company has made the first installment to the transferor to obtain the patent. Hence, the Company recorded $895,776 (RMB 6 million) as installment payment on intangible assets as of September 30, 2010. In order to acquire the patent, the Company needs to make additional installments of approximately $448,000 (RMB 3 million).

In addition, the Company expects to incur approximately $1.19 million (RMB 8 million) related to the Gliclazide-Controlled Release Tablets that was accepted by the China SFDA for medicine registration application in the next two years.

NOTE 5 – INTANGIBLE ASSETS

On October 9, 2006, the Company entered into a five-year loan agreement (the “Loan Agreement”) and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend Wu Lan approximately $4.5 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan agreed to grant the Company an exclusive right to supply all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s chief executive officer, Dr. Liu Zhongyi (hereafter, “Dr. Liu”), made this loan to Wu Lan on behalf of the Company. On October 21, 2006, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Dr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Dr. Liu accepted the assignment with all the risks and obligations but no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Dr. Liu compensation for approximately $1.3 million (RMB 9 million) in five (5) equal annual installments of approximately $269,000 (RMB 1.8 million) commencing October 21, 2006. Accordingly, the Company recorded an intangible asset of approximately $1.3 million (RMB 9 million) related to the exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company amortizes this exclusive right over a term of 20 years.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (Continued)

The Company entered into an intellectual rights transfer contract with Beijing Yipuan Bio-Medical Technology Co., Ltd. in December 2008 to acquire the drug property right of Yipubishan. The intellectual property right is valued at a fixed amount of RMB 54 million (approximately $8 million). The Company paid the transfer fee in full for the intellectual property right to Yipuan. The intellectual property right has a term of 10 years and will not expire until December 31, 2018. The Company amortizes the intellectual property right over the term of the intellectual property right.

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the terms of the land use rights, which range from 40 to 50 years. The Company acquired one parcel of land use right in Beijing and the other parcel of land use right in Inner Mongolia, China. The Company has received land use right certificate on the parcel of land in Beijing. While, as of the filing date of this report, the Company has not received land use right certificate on the parcel of land in Inner Mongolia. The delay is common in China. The Company acquired the two parcels of land use rights in the amounts of approximately $43.4 million (RMB 290,429,504), which are included in intangible assets.

At September 30, 2010 and December 31, 2009, intangible assets consist of the following:

	2010	2009
	(Unaudited)
Revenue rights	$1,343,665	$1,316,328
Intellectual rights	8,061,987	7,897,970
Land use rights	43,359,983	42,477,842
Software	11,048	10,823
	52,776,683	51,702,963
Less: accumulated amortization	(3,193,972)	(1,814,535)

	$49,582,711	$49,888,428

Amortization expense amounted to $441,849 and $230,135 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense amounted to $1,318,468 and $702,719 for the nine months ended September 30, 2010 and 2009, respectively.

The projected amortization expense attributed to future periods is as follows:

Twelve-month periods ending September 30:	Expense
2011	$1,788,608
2012	1,786,443
2013	1,786,319
2014	1,786,319
Thereafter	42,435,022

$49,582,711

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable - related parties consisted of the following at September 30, 2010 and December 31, 2009:

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

	2010	2009
	(Unaudited)
Note to Song Guoan, father of Song Zhenghong, director and spouse of the company’s CEO, Liu Zhongyi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at September 30, 2010 and December 31, 2009, respectively), and unsecured	$779,650	$763,788

Note to Zheng Guixin, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at September 30, 2010 and December 31, 2009, respectively), and unsecured	1,687,792	1,653,455

Note to Ma Zhaozhao, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at September 30, 2010 and December 31, 2009, respectively), and unsecured	675,957	662,204

Note to Liu Zhongyi, CEO and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at September 30, 2010 and December 31, 2009, respectively), and unsecured	1,438,863	1,409,590

Note to Song Zhenghong, director and spouse of the Company Chief Executive Officer, Liu Zhongyi, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4,69% and 4.75% at September 30, 2010 and December 31, 2009, respectively), and unsecured	592,030	579,986

Total notes payable – related parties, long term	$5,174,292	$5,069,023

For the three months ended September 30, 2010 and 2009, the Company recorded a total interest expense of $59,896 and $59,362 related to the above loans, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded a total interest expense of $178,729 and $178,047 related to the above loans, respectively.

Due to related parties

The Chief Executive Officer of the Company Dr. Liu Zhongyi and his spouse and several employees of the Company, from time to time, provided advances to the Company for working capital purposes. During the nine months ended September 30, 2010 and 2009, the Company did not repay any of these advances. At September 30, 2010 and December 31, 2009, the Company had a payable to its Chief Executive Officer and his spouse and other employees at an amount of $735,282 and $720,323, respectively. These advances are short-term in nature and non-interest bearing and unsecured.

As mentioned in Note 5, the Company entered into a five-year loan agreement and a contract with Wu Lan, whereby the Company agreed to lend Wu Lan approximately $4.5 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. The Company’s CEO, Dr. Liu, made this loan to Wu Lan on behalf of the Company. In return, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Dr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Dr. Liu accepted the assignment with all the risks and obligations but had no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Dr. Liu compensation for an aggregate of approximately $1.3 million (RMB 9 million) in 5 equal annual installments of approximately $269,000 (RMB 1.8 million) started from October 21, 2006.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

For the nine months ended September 30, 2010 and 2009, the Company did not pay anything to Dr. Liu for the liability incurred by the assignment in the agreement mentioned above. At September 30, 2010 and December 31, 2009, amounts due under this assignment agreement were $1,055,056 and $1,033,592 respectively, of which $67,183 and $263,266 were included in long-term liabilities, and have been included in due to related parties on the accompanying consolidated balance sheets, respectively.

Due to related parties (continued)

At September 30, 2010 and December 31, 2009, the Company has recorded accrued interest relating to notes payable - related parties of $797,241 and $602,836, respectively, which have been included in due to related parties – long-term on the accompanying consolidated balance sheets. The accrued and unpaid interest relating to notes payable will be paid in full on the due date of the notes in accordance with the loan agreement. Therefore, the accrued interest is long-term in nature.

During the period from January 1, 2010 to September 30, 2010, the Chief Executive Officer of the Company, Dr. Liu Zhongyi, from time to time, made payments to various unrelated third parties on behalf of the Company. At September 30, 2010, the Company had a payable to its Chief Executive Officer at an amount of $237,202.

For the nine months ended September 30, 2010, a summary of activities in due to related parties is as follows:

	Assignment fee payable	Working capital advances	Accrued interest for notes payable	Payments made on behalf of the Company	Total
Balance- December 31, 2009	$1,033,592	$720,323	$602,836	$—	$2,356,751
Additions	—	—	181,886	237,202	419,088
Payments made	—	—	—	—	—
Foreign currency fluctuations	21,464	14,959	12,519	—	48,942
Balance- September 30, 2010 (Unaudited)	$1,055,056	$735,282	$797,241	$237,202	$2,824,781

NOTE 7 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS

On February 25, 2008 (“Closing Date”), the Company sold, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the “Purchase Agreement”) by and among the Company, Dr. Liu Zhongyi and Mrs. Song Zhenghong (the “Founders”), and accredited investors (each a “Purchaser” and collectively, the “Purchasers”), 5,747,118 shares of the Company’s Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) and warrants (the “Warrants”) to purchase 2,873,553 shares of the Company’s common stock, in a private placement (the “February 2008 Private Placement”) pursuant to Regulation D under the Securities Act of 1933, for an aggregate purchase price of $5 million (the “Transaction”). Net proceeds, exclusive of expenses of the transaction were $4.6 million in cash, after the Company paid fees of approximately $469,000 in cash, of which $400,000 was paid to Maxim Group, LLC, the placement agent for the Transaction. The Company recorded $796,133 in fees, of which $327,565 was related to the value of the warrants granted to the placement agent, as a deferred debt cost and amortized approximately $52,226 and $311,388 of the deferred cost during the nine months ended September 30, 2010 and 2009, respectively. The convertible redeemable preferred stock is deemed debt due to the mandatory redeemable feature of the Preferred Stock according to ASC 480 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".

The Company used $2,576,556 of the net proceeds of the Transaction to repay in full all of its outstanding principal obligations including accrued interest under the 14% Secured Convertible Notes due February 2008, and the Company used the remainder of the net proceeds for working capital and general corporate purposes.

Pursuant to the Purchase Agreement, the Company issued to the Purchasers an aggregate of 5,747,118 shares of the Company’s Preferred Stock, par value $0.001 per share, at a price equal to $0.87 per share (the “Preferred Shares”). Each of these Preferred Shares is convertible into one share of the Company’s common stock (as adjusted for stock splits, stock dividends, reclassification and the like), pays an 8% dividend annually, payable in additional Convertible Preferred Shares and also pays any dividend to be paid on the common shares on an as-converted basis. Until May 25, 2010, the Preferred Shares could be redeemed at the option of the Purchasers at the redemption price of $0.87 per share (as adjusted for stock

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

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

The warrants issued to the investors to purchase 2,873,553 shares of the Company’s common stock were treated as a discount on the convertible redeemable preferred stocks and were valued at $1,188,926 and had been amortized over the term of the Purchase Agreement. Additionally, the convertible redeemable preferred stocks were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. The value of the beneficial conversion feature was $1,121,337 and was recorded as a discount on the convertible redeemable preferred stocks and had been amortized over the term of the Purchase Agreement. Hence, in connection with the issuance of the Preferred Shares and Warrants, the Company recorded a total debt discount of $2,310,263 that had been amortized over the term of the convertible preferred stocks. For the nine months ended September 30, 2010 and 2009, amortization of debt discount amounted to $151,553 and $880,788, respectively, had been included in interest expense.

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

•

The Founders delivered in the aggregate 7,500,000 shares of the Company’s common stock owned by them (the “Escrow Shares”) to an escrow account. Portions of the Escrow Shares are being held in escrow subject to the Company meeting certain net income targets in fiscal years 2007, 2008 and 2009. The target for 2007 was $8.5 million in net income. The target for 2008 was 95% of $13.8 million in net income after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese Renminbi and US dollars used in the Company’s 2008 financial statements and an exchange rate of RMB 7.30 to USD 1.00. The target for 2009 was 95% of $17.5 million in net income after eliminating the effect of non-cash charges associated with the Transaction and adjusting for differences in the exchange rate between Chinese Renminbi and US dollars used in the Company’s 2009 financial statements and an exchange rate of RMB 7.30 to USD 1. A portion of the Escrow Shares would be transferred to the Purchasers if the Company did not meet the earning targets, and released back to the Founders if the Company did; another portion of the Escrow Shares was to be held in escrow subject to the Company listing on the NASDAQ Stock Market within 18 months following the Closing Date. These Escrow Shares would be transferred to the Purchasers if the listing was completed within that time period, and released back to the Founders if it was. These net income targets for 2007, 2008 and 2009 were achieved by the Company. In September 2009, a total of 416,667 Escrow Shares subject to the Company listing on the NASDAQ Stock Market within 18 months following the Closing Date were transferred to the Purchasers since the listing was not completed within that time period. The Company valued these Escrow Shares transferred to the Purchasers at the fair value on the transfer date at $0.81 per share or an

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

aggregate of $337,500. In connection with transfer of the 416,667 shares of the Company’s common stock, the Company recorded interest expense of $337,500 with a corresponding credit to additional paid-in capital of $337,500. In addition, two-thirds of the Escrow Shares were held in escrow to ensure that the Purchasers receive their full redemption payments if they chose to redeem their Preferred Shares. If a Purchaser received less than the full redemption amount for each Preferred Share being redeemed, the Purchaser would receive a number of Escrow Shares to make up the difference, based on the then-current market price of the common shares. Following the end of the redemption period, these Escrow Shares, less those transferred to any Purchasers that redeemed their Preferred Shares, would be released back to the Founders.

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

Under the designations of related agreements, rights and preferences of the Preferred Stock, the Company could be required to redeem the Preferred Stock at the option of the holder for a period of 90 days beginning on February 25, 2010. The redemption price which is equal to $0.87 per share plus any accrued but unpaid dividends must be paid in cash, in one lump sum within one month from the end of the 90 days period. Following the end of said 90 days period, the Series A Preferred Stock is not redeemable. None of preferred stockholders required redeeming the Preferred Stock by the end of the specific redemption period. Since the redemption feature of the Preferred Stock lapsed, the Company reclassified the existing carrying amount of the convertible Preferred Stock from debt to equity on May 26, 2010 in accordance with the provisions of ASC 480.  Accordingly, the 684,176 shares of outstanding convertible Preferred Stock are recorded as equity as of September 30, 2010. In connection with the reclassification into permanent equity, the Company reduced debt of $595,233 with a corresponding credit to Series A Preferred Stock (par value) of $684 and Additional paid-in capital of $594,549.

NOTE 8 – TAXES PAYABLE

Income Tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Lotus Pharmaceuticals Inc. was incorporated in the United States and has incurred a net operating loss for income tax purposes for the nine months ended September 30, 2010. Lotus Pharmaceuticals Inc. had estimated loss carryforwards of approximately $4,960,000 and $3,683,000 as of September 30, 2010 and December 31, 2009, respectively, subject to the Internal Revenue Code Section 382,

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – TAXES PAYABLE (Continued)

Income Tax (continued)

which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating losses carryforwards for United States income taxes, which may be available for offsetting against future taxable U.S. income, expire in 2030 and 2029, respectively.

Management believes that the realization of the benefits from these loss carryforwards appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed. The valuation allowance at September 30, 2010 and December 31, 2009 was approximately $1,686,000 and $1,252,000, respectively. The net change in the valuation allowance was an increase of approximately $434,000 during the nine months ended September 30, 2010. The consolidated income is earned overseas and will continue to be indefinitely reinvested in oversea operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of September 30, 2010 and December 31, 2009 is as follows:

	2010	2009
	(Unaudited)
Tax benefit of net operating loss carryforward	$1,686,000	$1,252,000
Valuation allowance	(1,686,000)	(1,252,000)
Net deferred tax asset	$—	$—

Lotus Pharmaceutical International, Inc. was incorporated in the United States and it was an affiliated group of Lotus Pharmaceuticals Inc. for United States income tax purpose and it did not have any business activity. Therefore, no income tax provision was made for Lotus Pharmaceutical International, Inc.

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009:

	2010	2009
US statutory rates	34%	34%
Foreign income not recognized in the US	(34%)	(34%)
China statutory rates	25%	25%
China income tax exemption	(22.45%)	(23.99%)
Effective income tax rates	2.55%	1.01%

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – TAXES PAYABLE (Continued)

Value Added Tax

VAT on sales and VAT on purchases amounted to $3,245,865 and $343,305 for the three months ended September 30, 2010 and $2,439,137 and $161,168 for the three months ended September 30, 2009, respectively. VAT on sales and VAT on purchases amounted to $8,989,526, and $866,762 for the nine months ended September 30, 2010 and $6,605,005 and $667,673 for the nine months ended September 30, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of September 30, 2010 and December 31, 2009, the VAT payable amounted to $1,104,169 and $2,411,459, respectively.

At September 30, 2010 and December 31, 2009, taxes payable are as follows:

	2010	2009
	(Unaudited)
Value added tax payable	$1,104,169	$2,411,459
Corporation income tax payable	203,147	368,878
Other taxes payable	576,333	351,571
Total	$1,883,649	$3,131,908

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

In March 2010, the Company issued Gragnola Limited an aggregate of 200,000 shares of its common stock in connection with corporate affairs and development services to be rendered. The shares were valued at the fair value of $1.38 per share on the grant date. In connection with the issuance of these shares, the Company recorded prepaid expenses of $276,000 and will amortize it over the service period. For the nine months ended September 30, 2010, the amortization expense related to this issuance was $161,000.

In 2010, the Chief Executive Officer of the Company made payments of $90,805 on behalf of the Company as financing costs in connection with a Standby Equity Distribution Agreement entered into with YA. The Company recorded the financing costs as Additional Paid-in Capital.

On May 24, 2010, the Company issued 100,000 shares of its common stock to a consultant in connection with the consulting service rendered and to be rendered. The shares were valued at the fair value of the grant date. In connection with the issuance of these shares, the Company reduced accrued expenses of $47,775 and recorded prepaid expenses of $57,225 and will amortize it over the rest of service period. For the nine months ended September 30, 2010, the amortization expenses related to this issuance was $38,150.

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

On May 27, 2010, the Company issued 60,000 shares of its common stock to its six directors in connection with the service rendered and to be rendered. The shares were valued at the fair value of the grant date. In connection with the issuance of these shares, the Company reduced accrued expenses of $18,750 and recorded prepaid expenses of $47,250 and will amortize it over the rest of service period. For the nine months ended September 30, 2010, the amortization expenses related to this issuance was $31,500.

In July 2010, the Company issued 22,222 shares of its common stock to Mclaughlin & Stern, LLP in connection with legal service rendered. The shares were valued at the fair value of the grant date. In connection with the issuance of these shares, the Company recorded professional fees of $20,000.

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

For the nine months ended September 30, 2010, statutory surplus reserve activity was as follows:

Statutory Surplus Reserve
Balance – December 31, 2009	$5,674,324
Addition to statutory reserves	565,878
Balance – September 30, 2010 (Unaudited)	$6,240,202

Stock Warrants

Stock warrants issued, terminated/forfeited, exercised and outstanding during the nine months ended September 30, 2010 were as follows:

	Shares	Average Exercise Price per share
Warrants outstanding, December 31, 2009	5,166,999	$1.13
Warrants granted	150,000	1.91
Warrants expired/forfeited	—	—
Warrants exercised	(1,315,000)	0.87
Warrants outstanding, September 30, 2010 (Unaudited)	4,001,999	$1.24

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Stock Warrants (continued)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	(Unaudited) Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	(Unaudited) Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.87	125,000	1.37	$0.87	125,000	$0.87
1.20	2,873,553	2.41	1.20	2,873,553	1.20
1.21	603,446	2.41	1.21	603,446	1.21
1.50	250,000	1.32	1.50	250,000	1.50
$1.91	150,000	4.28	1.91	150,000	1.91
	4,001,999	2.38	$1.24	4,001,999	$1.24

NOTE 10 – SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, Disclosure about Segments of an Enterprise and Related Information. In the nine months ended September 30, 2010 and 2009, the Company operated in two reportable business segments: (1) Wholesale segment: the manufacture and distribution of pharmaceutical products, and other ancillary business activities performed in wholesale location and (2) Retail segment: the retailing of western and traditional Chinese medications and medical treatment equipment through its own ten drug stores and direct sales to other drug stores located in Beijing China, and other ancillary revenues generated from retail locations. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Unaudited information with respect to these reportable business segments for the three months ended September 30, 2010 and 2009 was as follows:

For the three months ended September 30, 2010	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$13,265,487	$5,239,447	$—	$18,504,934
Cost of sales	4,277,794	3,647,937	—	7,925,731
Operating expenses	—	—	3,619,558	3,619,558
Other expense	—	—	59,371	59,371
Income tax	—	—	200,348	200,348
Net income	$8,987,693	$1,591,510	$(3,879,277)	$6,699,926

For the three months ended September 30, 2009	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$11,606,345	$2,906,359	$—	$14,512,704
Cost of sales	4,051,221	1,941,955	—	5,993,176
Operating expenses	—	—	2,506,420	2,506,420
Other expense	—	—	547,541	547,541
Income tax	—	—	74,770	74,770
Net income	$7,555,124	$964,404	$(3,128,731)	$5,390,797

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION (Continued)

Unaudited information with respect to these reportable business segments for the nine months ended September 30, 2010 and 2009 was as follows:

For the nine months ended September 30, 2010	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$37,509,705	$15,049,142	$—	$52,558,847
Cost of sales	12,321,592	10,953,519	—	23,275,111
Operating expenses	—	—	10,260,875	10,260,875
Other expense	—	—	601,241	601,241
Income tax	—	—	470,514	470,514
Net income	$25,188,113	$4,095,623	$(11,332,630)	$17,951,106

For the nine months ended September 30, 2009	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$31,769,304	$8,199,416	$—	$39,968,720
Cost of sales	11,452,209	5,470,291	—	16,922,500
Operating expenses	—	—	7,525,763	7,525,763
Other expense	—	—	1,619,110	1,619,110
Income tax	—	—	156,915	156,915
Net income	$20,317,095	$2,729,125	$(9,301,788)	$13,744,432

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Technology Transfer Agreement

In April 2008, one of the Company’s affiliates, En Ze Jia Shi, entered into a Technology Transfer Agreement with Dong Guan Kai Fa Biological Medicine LTD (“Dong Guan”) pursuant to which Dong Guan agreed to transfer the technology material, new medicine research and rights to the Chinese patent of the anti-asthma new medicine R-BM to En Ze Jia Shi on an exclusive basis in exchange for a transfer technology fee of approximately $7.17 million (RMB 48 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

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

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

Technology Transfer Agreement (continued)

In addition to the payment of the technology transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at $7.46 million (RMB 50 million). Lotus East intends to use its working capital to fund the project’s costs.

Dong Guan is responsible for preparing and transferring the clinical research and application documents as well as assisting En Ze Jia Shi in the completing the clinical research and applying for the new medicine certification and production approval documents.

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•

Approximately $1.49 million (RMB 10 million) is due by the 15th business day following the receipt of the processing notice of the receipt of the clinical application and all related material from SFDA is received,

•	Approximately $1.20 million (RMB 8 million) is due by the 10th business day after the receipt of the medicine’s clinical ratification document,

•	Approximately $1.49 million (RMB 10 million) is due by the 15th business day after the medicine’s Phase I clinical study is completed and ratification from the SFDA is obtained, and

•	Approximately $2.99 million (RMB 20 million) is due by the 10th business day after the medicine’s Phase II clinical study is completed and ratification from the SFDA is obtained.

En Ze Jia Shi paid Dong Guan a deposit of approximately $2.99 million (RMB 20 million) in April 2008 which is to be returned to En Ze Jia Shi within 10 days after the transfer technology fee is fully paid. In the event Dong Guan should be unable to timely return the deposit, it will pay En Ze Jia Shi a late fee and En Ze Jia Shi is entitled to damages for Dong Guan’s failure to timely return the deposit.

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia Shi has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia Shi guaranteed that the grant monies will be shared equally by both parties. As of September 30, 2010, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia Shi should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

New Manufacturing Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District in Inner Mongolia. The new facility, which will be comprised of approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s current manufacturing capacity. The Company was subsequently granted the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters). The new facility, which will manufacture medical injection products, including 0.9% physiological saline injection, hydroxyethyl starch 130/0.4 injection and hydroxyethyl starch 200/0.5 injection, Qiang Yi Ji starch, a medical corn starch commonly known as O-2-hydeoxyethyl starch, dextran and additional pharmaceuticals, will require a total investment of RMB 623.66 million, or approximately $93.1 million. The construction of the project began in August 2008 and the Company anticipates that it will take five years to complete the construction of the project. As of September 30, 2010, the Company has incurred approximately $40.6 million related to this project and the amount has been included as construction in progress of approximately $7.2 million and intangible assets of approximately $33.4 million in the consolidated financial statements.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

New Manufacturing Facility (continued)

Included in the total cost of the project is land cost of approximately $33.4 million (RMB 223.66 million) which was paid in full to Cha You government. Other components of the project include construction costs of approximately $17.9 million (RMB 120 million), costs associated with the various production lines estimated at approximately $34.3 million (RMB 230 million) and working capital of approximately $7.5 million (RMB 50 million).

Liang Fang intends to use its present working capital together with bank loans and/or government grants and/or third party finance to fund the project. The funds are required to be invested over the estimated construction period of the project. As of September 30, 2010, Liang Fang has paid approximately $40.2 million (approximately RMB 269.5 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from third party sources.

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

In addition to the payment of the patent transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at approximately $1.19 million (RMB 8 million). Lotus East intends to use its working capital to fund the project costs.

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

Other Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employment relations are terminated by employers and employees have been working for the employers for at least two years. The Company has estimated its possible severance payments of approximately $15,000 as of September 30, 2010, which have not been reflected in its condensed consolidated financial statements.

NOTE 12 – CONCENTRATIONS OF MAJOR CUSTOMERS AND SUPPLIERS

Customers

During the nine months ended September 30, 2010 and 2009, no customer accounted for more than 10% of the Company’s total sales.

Suppliers

One major supplier provided approximately 18% of the Company’s purchases of raw materials and third party manufactured finished goods for the nine months ended September 30, 2010 and the Company did not have any amount of advance to the supplier as of September 30, 2010. During the nine months ended September 30, 2009, no supplier accounted for more than 10% of the Company’s total purchases.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We develop, manufacture, and sell pharmaceuticals in the PRC. We produce medicine and drugs in the forms of tablets, capsules, granules, eye-drops, and freeze-dried powder injection. We have established markets for several drugs that are self-branded or self-patented, including (i) Maixin - valsartan capsules for the treatment of hypertension, (ii) Muxin – eye drops for the treatment of glaucoma and (iii) Yipubishan - octreotide Acetate Injection solution for the treatment of gastric ulcers. Our drug development is focused on the treatment of cerebro-cardiovascular disease, asthma, and diabetes. We have a nationwide sales network to directly and indirectly sell to hospitals, clinics and drug stores in approximately 30 provinces in China. In fiscal 2010, we added five new prescription drugs to our distributed products delivered through our national wholesale channels. We anticipate that our wholesale revenues will continue to increase in the future since the newly added five prescription drugs are expected to increase our market share. Additionally, through our 10 retail pharmacy locations and direct sales to other drug stores in Beijing, China, we sell western and traditional Chinese medications and medical treatment equipment, and generate ancillary revenues from the leasing of retail space to third party vendors at our retail stores. At the end of fiscal 2009, we engaged a general manager for our Over-the-Counter Drug Division that manages our own ten drug stores’ sales, and the newly created direct sales to other Over-the-Counter drug stores in Beijing. In fiscal 2010, we served more than 1,000 other Over-the-Counter drug stores in Beijing. We expect our retail revenue from our own ten drug stores will remain in its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the future.

To be in compliance with China’s regulations on foreign ownership in the pharmaceutical industry and to consolidate the financial information of our operating entities, Lotus East, we operate our business in China through the Contractual Arrangements with Lotus East. The contractual relationship among the above companies as follows:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to unearned revenue and fair valuation of stock related to stock-based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

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

The accounts of Lotus East are consolidated in the accompanying condensed consolidated financial statements. As a VIE, Lotus East’s sales are included in our total sales, Lotus East’s income from operations is consolidated with ours, and our net income includes all of Lotus East’s net income, and Lotus East’s assets and liabilities are included in our condensed consolidated balance sheet. The VIE is entirely controlled by us and accordingly, none of the VIE’s net income is subtracted in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Lotus East that requires consolidation of Lotus East financial statements with our condensed consolidated financial statements.

REVENUE RECOGNITION

Product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. We recognize revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104 (together, “SAB 104”), and ASC 605 “Revenue Recognition When Right of Return Exists.” SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. In general, we record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property and equipment are estimated as follows:

Buildings and leasehold improvement	20 to 40 years
Manufacturing equipment	10 to 15 years
Office equipment and furniture	5 to 8 years

INTANGIBLE ASSETS

Intangible assets consist of revenue right, intellectual right, software and land use rights. Revenue right is amortized over 20 years, which is the term we would benefit from it. Intellectual right is being amortized over 10 years as based on the transfer agreement. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 40 - 50 years. Software is amortized over 3 years, its estimated useful life.

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

INCOME TAXES

The Company applies the accounting standard regarding accounting for income taxes and the accounting standard regarding accounting for uncertainty in income taxes for income taxes. This accounting standard requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of income the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

FOREIGN CURRENCY TRANSLATION

Our financial statements are expressed in U.S. dollars and the functional currency of our parent company is U.S. dollars, but the functional currency of our operating subsidiaries and affiliates is Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of our revenue transactions are transacted in the functional currency. We do not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of us.

Results of Operations

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Revenues

Total net revenues for the nine month ended September 30, 2010 were $52,558,847 as compared to total net revenues of $39,968,720 for the nine months ended September 30, 2009, an increase of $12,590,127 or 31.5%. For the nine months ended September 30, 2010 and 2009, total net revenues consisted of the following:

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Wholesale	$37,509,705	$31,769,304
Retail	15,049,142	8,199,416
Total net revenues	$52,558,847	$39,968,720

•

For the nine months ended September 30, 2010, wholesale revenues increased $5,740,401 or 18.1%, compared to wholesale revenues for the nine months ended September 30, 2009. The increase was primarily attributable to the increased sales from our newly added five new drugs of approximately $6,439,000 and the favorable RMB currency appreciation which converted our wholesale revenue in RMB into higher US dollar amount of approximately $120,000 offset by the decreased sales from other drugs of approximately $270,000 and the decreased sales from third-party manufacturing and research and development and lab testing services of approximately$549,000. The decrease of wholesale revenue from other drugs was primarily attributable to being out of stock of Levofloxacin Lactate for injection (brand name “Jun Xin”) and Nicergoline for injection (brand name “Ni Mai Jiao Lin”). The two prescription drugs are covered by the National Health Insurance Program and their sales prices are controlled by the Chinese government. In fiscal 2010, our manufacturing facility was removed from service in order to construct our new building in Beijing. If we were to use third party manufacturers to produce Jun Xin and Ni Mai Jiao Lin, our gross profit margins from the sales of these two drugs would be very low. Therefore, we did not use any third party manufacturers to produce these two drugs. In the nine months ended September 30, 2010, we added five new prescription drugs to our distributed products delivered through our national wholesale channels. The five new prescription drugs covered by the National Health Insurance Program have proven their market acceptance. One of the five new prescription drugs is Omeprazole Enteric-coated Capsule to treat duodenal ulcer. The other four drugs are traditional Chinese medicine in capsules, tablets and ointment for the treatment of chronic prostate infection, psoriasis, influenza and meridian pain, respectively. As a result, our wholesale revenues for the nine months ended September 30, 2010 increased.  We anticipate that our wholesale revenues will continue to increase in the rest of 2010 since the newly added five prescription drugs are expected to increase our market share.

•

For the nine months ended September 30, 2010, retail revenues increased by $6,849,726 or 83.5%, compared to retail revenues for the nine months ended September 30, 2009. At the end of fiscal 2009, we engaged a general manager for our Over-the-Counter Drug Division that manages our own ten drug stores’ sales, and the newly created direct sales to other Over-the-Counter drug stores in Beijing. The general manager has strong management skills in medical sales and marketing and logistics and is an expert in delivery of services to drug stores in Beijing. In the nine months ended September 30, 2010, we served more than 1,000 other Over-the-Counter drug stores in Beijing. Due to the growth and success of our OTC Drug Division’s sales force, our retail revenues for the nine months ended September 30, 2010 substantially increased. We expect our retail revenue from our own ten drug stores will remain in its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the rest of 2010.

Cost of Revenues

Overall, cost of revenues for the nine months ended September 30, 2010 increased $6,352,611 or 37.5% as compared to the total cost of revenues for the nine months ended September 30, 2009. Our total cost of revenues as a percentage of total net revenues for the nine months ended September 30, 2010 increased to 44.3% from 42.3% for the nine months ended September 30, 2009. Cost of revenues as a percentage of net revenues from our wholesale operations decreased from 36.0% for the nine months ended September 30, 2009 to 32.8% for the nine months ended September 30, 2010. In the 2010 period, 13.5% of cost of revenues attributable to our wholesale operations was attributable to the newly added five new drugs and 86.5% of cost of revenues attributable to our wholesale operations was attributable to our other drugs. In the 2009 period, 0.3% of cost of revenues attributable to our wholesale operations was attributable to our third-party manufacturing and research and development and lab testing services and 99.7% of cost of revenues attributable to our wholesale operations was attributable to the cost of our other drugs. The different revenue mix in the 2010 period had an effect of lowering cost of revenues as a percentage of revenues as compared to the 2009 period. Cost of revenues as a percentage of net revenues from our retail operations for the nine months ended September 30, 2010 increased to 72.8% from 66.7% for the nine months ended September 30, 2009. During the end of spring and whole summer of 2010, it was humid in Beijing. In addition, one of our warehouses was removed from service in order to construct the new building in Beijing. Therefore, our remaining warehouse space could not meet our demand in spring and summer. We addressed this issue by shortening the storage period for our inventory and by reducing our unit sales price. As a result, the cost of revenues as a percentage of net revenues from our retail operations was increased. We expect our total cost of revenues as a percentage of total net revenues will remain in its current level in the rest of 2010.

Gross Profit

Gross profit for the nine months ended September 30, 2010 was $29,283,736 or 55.7% of total net revenues, as compared to $23,046,220 or 57.7% of total net revenues for the nine months ended September 30, 2009. We expect that our gross profit margin will maintain in its current level with minimal growth in the rest of 2010.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2010 were $10,260,875, as compared to the total operating expenses of $7,525,763 for the nine months ended September 30, 2009, an increase of $2,735,112 or 36.3%. This increase included the following:

For the nine months ended September 30, 2010, selling expenses amounted to $6,996,741 as compared to $5,398,935 for the nine months ended September 30, 2009, an increase of $1,597,806 or 29.6%. For the nine months ended September 30, 2010, the selling expenses as a percentage of total net revenues was 13.3% while for the nine months ended September 30, 2009, the selling expenses as a percentage of total net revenues was 13.5%. This increase of selling expenses is primarily attributable to the increase of our sales revenues. We expect our selling expenses will increase in the near future since we anticipate that our revenues will increase in the rest of 2010.

For the nine months ended September 30, 2010, research and development expenses amounted to $21,517 as compared to $0 for the nine months ended September 30, 2009, which we attribute to a research and development agreement with a third party for the clinical trial of the Laevo-Bambuterol drug entered into in August 2010, which agreement has a term of six months. We expect our research and development expense to continue to increase in the near future as a result of the agreement.

For the nine months ended September 30, 2010, general and administrative expenses were $3,242,617, as compared to the general and administrative expenses of $2,126,828 for the nine months ended September 30, 2009, an increase of $1,115,789 or 52.5%. These changes were summarized below:

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Salaries and related benefits	$496,841	$464,234
Amortization and depreciation expenses	1,337,324	722,298
Rent	232,047	226,414
Travel and entertainment	5,538	233,150
Professional fees	1,037,575	174,834
Other	133,292	305,898
Total	$3,242,617	$2,126,828

The changes in these expenses from the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 included the following:

•	Salaries and related benefits increased $32,607 or 7.0%. We anticipate that our salaries and related benefits will remain in its current level with minimal increase in the rest of 2010.

•

Amortization of our intangible assets and depreciation on our fixed assets increased by $615,026 or 85.1%, which was primarily attributable to an increase in amortization on land use rights of approximately $674,000 offset by a decrease in amortization on manufacturing right of approximately $59,000 because the manufacturing right was fully amortized in fiscal 2009. For the nine months ended September 30, 2009, we did not record any amortization from Inner Mongolia land use right for which we recorded twelve-month period amortization in the last quarter of 2009 while for the nine months ended September 30, 2010, we recorded nine-month period amortization for Inner Mongolia land use right.

•	Rent increased $5,633 or 2.5%.

•

Travel and entertainment decreased $227,612 or 97.6% which is mainly attributable to the less travel and entertainment activities in the nine months ended September 30, 2010 as compared to the travel and entertainment activities occurred in the nine months ended September 30, 2009.

•

Professional fees increased $862,741 or 493.5%, which was primarily attributable to an increase in fees related to our consultants’ service of approximately $814,000 for corporate affairs and development for which we did not have corresponding expenses in the comparable period of fiscal 2009, an increase in fees paid for our audit service of approximately $19,000, and an increase in fees paid for our attorney service of approximately $30,000.

•

Other general and administrative expenses, which included office supplies, general management fees, car insurance, postage and other office expenses, decreased by $172,606 or 56.4%  reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from Operations

As a result of forgoing, we reported income from operations of $19,022,861 for the nine months ended September 30, 2010 as compared to income from operations of $15,520,457 for the nine months ended September 30, 2009, an increase of $3,502,404 or 22.6%.

Other Expenses

For the nine months ended September 30, 2010, total other expenses amounted to $601,241 as compared to other expense of $1,619,110 for the nine months ended September 30, 2009, a decrease of $1,017,869 or 62.9%. This change was primarily attributable to:

•

For the nine months ended September 30, 2010, our debt issuance costs amounted to $52,226 as compared to $311,388 for the nine months ended September 30, 2009, a decrease of $259,162 or 83.2%. The decrease was attributable to the decrease in amortization amount on debt issuance costs associated with the issuance of Convertible Preferred Stock Series A in February 2008 which we amortized on a 24-month period and began our amortization on the February 2008 debt issuance costs in March 2008. Debt issuance costs were fully amortized in February 2010 The amortization amount for the nine months ended September 30, 2010 included two months of amortization as compared to nine months of amortization expenses in the comparable prior period.

•

For the nine months ended September 30, 2010, interest expense was $551,726 as compared to $1,355,129 for the nine months ended September 30, 2009, a decrease of $803,403 or 59.3%. The decrease in interest expense was primarily attributable to the decrease in interest expenses associated with the Convertible Preferred Stock Series A.

Income Taxes

For the nine months ended September 30, 2010, our income tax expense was $470,514, as compared to $156,915 for the nine months ended September 30, 2009, an increase of $313,599 or 199.9%.  The increase in income tax expense was mainly attributable to the increase in taxable income generated by our operating entities.

Net Income

As a result of these factors, we reported net income of $17,951,106 for the nine months ended September 30, 2010 as compared to net income of $13,744,432 for the nine months ended September 30, 2009. This translated to basic earnings per common share of $0.35 and $0.32, and diluted earnings per common share of $0.33 and $0.28, for the nine months ended September 30, 2010 and 2009, respectively.

Other Comprehensive Income

The functional currency of our operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). The financial statements of our operating subsidiaries and affiliates are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,760,632 for the nine months ended September 30, 2010 as compared to $130,633 for the nine months ended September 30, 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had comprehensive income for the nine months ended September 30, 2010 of $19,711,738, compared with $13,875,065 for the nine months ended September 30, 2009.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Revenues

Total net revenues for the three months ended September 30, 2010 were $18,504,934 as compared to total net revenues of $14,512,704 for the three months ended September 30, 2009, an increase of $3,992,230 or 27.5%. For the three months ended September 30, 2010 and 2009, total net revenues consisted of the following:

	Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Wholesale	$13,265,487	$11,606,345
Retail	5,239,447	2,906,359
Total net revenues	$18,504,934	$14,512,704

•

For the three months ended September 30, 2010, wholesale revenues increased by $1,659,142 or 14.3%. The increase was mainly attributable to the increased revenues from our newly added five new drugs of approximately $2,164,000 offset by the decreased revenues from other drugs of approximately $505,000. The decrease of wholesale revenue from other drugs was mainly attributable to being out of stock of Levofloxacin Lactate for injection (brand name “Jun Xin”) and Nicergoline for injection (brand name “Ni Mai Jiao Lin”) as discussed above. We anticipate that our wholesale revenues will continue to increase in the rest of 2010 since the newly added five prescription drugs are expected to increase our market share.

•

For the three months ended September 30, 2010, retail revenues increased by $2,333,088 or 80.3%. The significant increase was primarily attributable to the growth and success of our OTC Drug Division’s sales force. We expect our retail revenue from our own ten drug stores will remain in its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the rest of 2010.

Cost of Revenues

Overall, cost of revenues for the three months ended September 30, 2010 increased $1,932,555 or 32.2% as compared to the total cost of revenues for the three months ended September 30, 2009. Our total cost of revenues as a percentage of total net revenues for the three months ended September 30, 2010 increased to 42.8% from 41.3% for the three months ended September 30, 2009. Cost of revenues as a percentage of net revenues from our wholesale operations decreased from 34.9% for the three months ended September 30, 2009 to 32.2% for the three months ended September 30, 2010. In the three months ended September 30, 2010, 13.1% of cost of revenues attributable to our wholesale operations was attributable to the newly added five new drugs and 86.9% of cost of revenues attributable to our wholesale operations was attributable to our other drugs. In the three months ended September 30, 2009, 100% of cost of revenues attributable to our wholesale operations was attributable to our other drugs. The different revenue mix in the three months ended September 30, 2010 had an effect of lowering cost of revenues as a percentage of revenues as compared to the three months ended September 30, 2009. Cost of revenues as a percentage of net revenues from our retail operations for the three months ended September 30, 2010 increased to 69.6% from 66.8% for the three months ended September 30, 2009. During the summer of 2010, it was humid in Beijing. In addition, one of our warehouses was removed from service in order to construct the new building in Beijing. Therefore, our remaining warehouse space could not meet our demand in summer. We addressed this issue by shortening the storage period for our inventory and by reducing our unit sales price. As a result, the cost of revenues as a percentage of net revenues from our retail operations was increased. We expect our total cost of revenues as a percentage of total net revenues will remain in its current level in the rest of 2010.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $10,579,203 or 57.2% of total net revenues, as compared to $8,519,528 or 58.7% of total net revenues for the three months ended September 30, 2009. We expect that our gross profit margin will remain in its current level with minimal growth in the rest of 2010.

Operating Expenses

Total operating expenses for the three months ended September 30, 2010 were $3,619,558, as compared to the total operating expenses of $2,506,420 for the three months ended September 30, 2009, an increase of $1,113,138 or 44.4%. This increase included the following:

For the three months ended September 30, 2010, selling expenses amounted to $2,452,629 as compared to $1,895,901 for the three months ended September 30, 2009, an increase of $556,728 or 29.4%. For the three months ended September 30, 2010, our selling expenses as a percentage of total net revenues was 13.3% while for the three months ended September 30, 2009, our selling expenses as a percentage of total net revenues was 13.1%. This increase of our selling expenses is primarily attributable to the increase of our sales revenues. We expect our selling expenses will increase in the near future since we anticipate that our revenues will increase in the rest of 2010.

For the three months ended September 30, 2010, research and development expenses amounted to $21,517 as compared to $0 for the three months ended September 30, 2009, as a result of our research and development agreement with a third party for the clinical trial of the Laevo-Bambuterol drug noted above.

For the three months ended September 30, 2010, general and administrative expenses were $1,145,412, as compared to the general and administrative expenses of $610,519 for the three months ended September 30, 2009, an increase of $534,893 or 87.6%. These changes were summarized below:

	Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Salaries and related benefits	$173,511	$140,148
Amortization and depreciation expenses	447,785	236,675
Rent	80,861	75,523
Travel and entertainment	5,372	16,274
Professional fees	389,158	52,043
Other	48,725	89,856
Total	$1,145,412	$610,519

The changes in these expenses from the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 included the following:

•	Salaries and related benefits increased by $33,363 or 23.8%. We anticipate that our salaries and related benefits will remain in its current level with minimal increase in the rest of 2010.

•

Amortization of our intangible assets and depreciation on our fixed assets increased by $211,110 or 89.2%, which was primarily attributable to the increase in amortization from Inner Mongolia land use right. For the three months ended September 30, 2009, we did not record any amortization for Inner Mongolia land use right for which we recorded twelve-month period amortization in the last quarter of 2009 while for the three months ended September 30, 2010, we recorded three-month period amortization for Inner Mongolia land use right.

•	Rent increased by $5,338 or 7.1%.

•	Travel and entertainment expenses decreased by $10,902 or 67.0% which is mainly attributable to decreased travel and entertainment activities.

•

Professional fees increased by $337,115 or 647.8%, which was primarily attributable to the increase in fees related to our consultants’ service for corporate affairs and development for which we did not have corresponding expenditure in the comparable period of 2009.

•

Other general and administrative expenses, which included office supplies, general management fees, car insurance, meeting expenses and other office expenses, decreased by $41,131 or 45.8%  reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from Operations

As a result of forgoing, we reported income from operations of $6,959,645 for the three months ended September 30, 2010 as compared to income from operations of $6,013,108 for the three months ended September 30, 2009, an increase of $946,537 or 15.7%.

Other Expenses

For the three months ended September 30, 2010, total other expenses amounted to $59,371 as compared to other expense of $547,541 for the three months ended September 30, 2009, a decrease of $488,170 or 89.2%. This change was primarily attributable to:

•

For the three months ended September 30, 2010, our debt issuance costs amounted to $0 as compared to $112,355 for the three months ended September 30, 2009, a decrease of $112,355 or 100.0%. The decrease was attributable to the decrease in amortization amount on debt issuance costs associated with the issuance of Convertible Preferred Stock Series A in February 2008 which we amortized on a 24-month period and began our amortization in March 2008. Debt issuance costs were fully amortized in February 2010. The amortization amount for the three months ended September 30, 2010 was 0 as compared to the three months of amortization expenses in the comparable prior period.

•

For the three months ended September 30, 2010, interest expense was $59,896 as compared to $436,481 for the three months ended September 30, 2009, a decrease of $376,585 or 86.3%. The decrease in interest expense was primarily attributable to the decrease in interest expenses associated with the Convertible Preferred Stock Series A.

Income Taxes

For the three months ended September 30, 2010, our income tax expense was $200,348, as compared to $74,770 for the three months ended September 30, 2009, an increase of $125,578 or 168.0%.  The increase in income tax expense was mainly attributable to the increase in taxable income generated by our operating entities.

Net Income

As a result of these factors, we reported a net income of $6,699,926 for the three months ended September 30, 2010 as compared to net income of $5,390,797 for the three months ended September 30, 2009. This translated to basic earnings per common share of $0.13 and $0.12, and diluted earnings per common share of $0.12 and $0.11, for the three months ended September 30, 2010 and 2009, respectively.

Other Comprehensive Income

The functional currency of our operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). The financial statements of our operating subsidiaries and affiliates are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,426,434 for the three months ended September 30, 2010, as compared to $65,626 for the three months ended September 30, 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had comprehensive income for the three months ended September 30, 2010 of $8,126,360, compared with $5,456,423 for the three months ended September 30, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At September 30, 2010 and December 31, 2009, we had a cash balance of $897,650 and $3,945,740, respectively. These funds are distributed in financial institutions located in China.

Our working capital increased $3,123,659 to working capital deficit of $(1,829,075) at September 30, 2010 from working capital deficit of $(4,952,734) at December 31, 2009. This increase in working capital is primarily attributed to an increase in accounts receivable of approximately $0.15 million, an increase in inventories of approximately $0.16 million, an increase in prepaid expenses and other assets (current portion) of approximately $0.17 million, a decrease in accounts payable and accrued expenses of approximately $0.27 million, a decrease in other payables of approximately $0.70 million, a decrease in taxes payable of approximately $1.25, a decrease in Series A convertible redeemable preferred stock of approximately $4.17 million offset by a decrease in cash of approximately $3.05 million, a decrease in deferred debt costs of approximately $0.05 million, an increase in unearned revenue of approximately $0.18 million and an increase in due to related parties (current portion) of approximately $0.47 million.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets as of September 30, 2010 and December 31, 2009 and does not necessarily reflect changes in assets and liabilities reflected on our cash flow statement, for which we use the average foreign exchange rate during the period to calculate these changes.

Our balance sheet as of September 30, 2010 also reflects notes payable to related parties of $5,174,292 due on December 30, 2015 which was a series of working capital loans made to us since December 31, 2005 by the Company’s Chief Executive Officer, his wife, two employees of the Company and a Board member. These loans bear interest based on a floating annual interest rate, which is 80% of China bank interest rate and are unsecured. During the nine months ended September 30, 2010, we did not repay any portion of the principal of these loan balances.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $18,978,615 as compared to net cash provided by operating activities of $25,252,740 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, net cash provided by operating activities was primarily attributable to net income of $17,951,106 and the add back depreciation and amortization of $1,337,324, amortization of deferred debt issuance costs of $52,226, amortization of discount on convertible redeemable preferred stock of $151,553, interest expense attributable to beneficial conversion feature of preferred shares of $184,660 and stock-based compensation of $353,775 and the changes in operating assets and  liabilities, such as: a decrease in prepaid expenses and other current assets of $553,428, an increase in accounts payable and accrued expenses of $190,113, an increase in unearned revenue of $153,160 and an increase in due to related parties of $323,264, offset by an increase in accounts receivable of $110,085, an increase in inventories of $133,004, a decrease in other current payables of $738,398 and a decrease in taxes payable of $1,290,507.

For the nine months ended September 30, 2009, net cash provided by operating activities was primarily attributed to net income of $13,744,432, and the add back of depreciation and amortization of $1,081,953, amortization of deferred debt issuance costs of $311,388, amortization of discount on convertible redeemable preferred stock of $880,788, amortization of prepaid expense attributable to warrants of $14,849 and stock-based compensation of $113,834 and the changes in assets and liabilities, such as: a decrease in accounts receivable of $4,379,267, a decrease in inventories of $801,428, a decrease in prepaid expenses and other current assets of $2,018,565, an increase in accounts payable and accrued expense of $230,951, an increase in taxes payable of $1,721,716, an increase in unearned revenue of $658,165 and an increase in due to related parties of $178,047 offset by recognition of unearned revenue of $594,738 and a decrease in other current payables of $287,905.

Net cash used in investing activities for the nine months ended September 30, 2010 amounted to $22,054,326 which was attributable to the purchase of property and equipment. For the nine months ended September 30, 2009, net cash used in investing activities was attributed to the payment for installments on intangible assets of $8,622,567 and the purchase of property and equipment of $15,352,107.

Net cash provided by financing activities for the nine months ended September 30, 2010 and 2009 was $0.

We reported a net decrease in cash for the nine months ended September 30, 2010 of $3,048,090 as compared to a net increase in cash of $1,282,681 for the nine months ended September 30, 2009.

We believe that our working capital is sufficient to fund our current operations for the next 12 months. Lotus East has historically funded its capital expenditures from its working capital. As of September 30, 2010, Lotus East has contractual commitments of approximately $55.0 million related to a Technology Transfer Agreement and the construction of the new manufacturing facility in Inner Mongolia and a New Drug Patent Transfer Agreement. While it intends to fund the costs with its existing working capital associated with the Technology Transfer Agreement and the New Drug Patent Transfer Agreement and a portion of the construction of the new manufacturing facility in Inner Mongolia, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. Our ability to fully fund the costs associated with the new manufacturing facility in Inner Mongolia is materially dependent upon our ability to obtain secured bank financing and/or government grants and/or other third party finance.

There is no guarantee that Lotus East can obtain these financings on favorable terms at the right time. Although the Chinese government has announced an economic stimulation plan, there is no guarantee that we will be awarded the government grants successfully. While Lotus East’s management believes the Company will be successful in securing the necessary funding through its increasing revenue, faster collections on receivables, and continuing discussions with various commercial banks, there are no assurances that the funding will be available in the amounts or at the time required to meet Lotus East’s commitments. In the event that Lotus East is not successful in obtaining the funds it needs for the Technology Transfer Agreement and the New Drug Patent Transfer Agreement, it is possible that it could default under the terms of the two agreements and forfeit any funds paid to date. If Lotus East fails to obtain all of the funding necessary to complete the construction of the new facility in Inner Mongolia, which is estimated to be approximately $52.9 million in the next five years, it could get back approximately $40.6 million spent to date, including the approximately $33.4 million for the payments on the land use rights, which is refundable if the Chinese local government would not grant it land use rights certificate.

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

The following tables summarize our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Related parties indebtedness	$6,964,630	$1,723,155	$67,183	$—	$5,174,292
Interest payment on notes payable – related parties	$2,070,440	$—	$—	$—	$2,070,440
Technology purchase obligations	$1,642,256	$821,128	$821,128	$—	$—
New drug patent purchase obligations	$447,888	$447,888	$—	$—	$—
Construction obligations in Inner Mongolia	$52,874,341	$322,274	$10,749,168	$41,802,899	$—
Obligations from research and development agreement	$118,242	$118,242	$—	$—	$—
Total contractual obligations	$64,117,797	$3,432,687	$11,637,479	$41,802,899	$7,244,732

Off-balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010, due to the significant deficiencies that we identified in internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”).

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our consolidated financial statements as of September 30, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material misstatement of our consolidated financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement in any report we have filed with or submitted to the Commission.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2010, the Company issued 22,222 shares of its common stock to Mclaughlin & Stern, LLP in connection with legal service rendered. The shares were valued at the fair value of the grant date. In connection with the issuance of these shares, the Company recorded professional fees of $20,000.

The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that Act, as these transactions did not involve a public offering.  The Company received consideration other than cash for these issuances.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.   Exhibits.

No.	Description
10.1	Agreement, dated July 20, 2010, among Yorkville Global Master SPV Ltd., and Lotus Pharmaceuticals, Inc. (filed with 8-K on July 23, 2010 and incorporated herein by reference)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lotus Pharmaceuticals, Inc.

Date: November 10, 2010	By:	/s/ Zhongyi Liu
Zhongyi Liu
Chief Executive Officer and President, principal executive officer

Date: November 10, 2010	By:	/s/ Yan Zeng
Yan Zeng
Chief Financial Officer, principal financial and accounting officer