Form 10-K
period 2010-12-31
Lotus Pharmaceuticals, Inc.
filed 2011-03-28
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2010

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _____ to _____

Commission file number:  001-32581

LOTUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0507918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 16 Cheng Zhuang Road, Feng Tai District, Beijing, People's Republic of China	100071
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	86 (10) 63899868

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [√]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]   No [√]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [√]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $24,964,911 on June 30, 2010.

As of March 28, 2011, the registrant had 27,747,131 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

LOTUS PHARMACEUTICALS, INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, global competition, and other factors as relate to our doing business within the People's Republic of China. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors" Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain a web site at www.lotuspharma.com. Information on this website is not a part of this annual report.

All share and per share information in this report gives effect to the 2:1 reverse stock split of our common stock which was effective on December 31, 2010.

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

• “SFDA” refers to The State Food and Drug Administration,

• "RMB" refers to the renminbi which is the currency of mainland PRC of which the yuan is the principal currency,

• "2009" generally refers to the fiscal year ended December 31, 2009;

• "2010" generally refers to the fiscal year ended December 31, 2010; and

• "2011" generally refers to the fiscal year ended December 31, 2011.

PART I

ITEM 1.  BUSINESS.

Overview

Lotus Pharmaceuticals, Inc. is a holding company incorporated in Nevada with its principal place of business in the People’s Republic of China (the “PRC”). We operate, control and beneficially own the pharmaceutical business of Lotus East. Lotus East develops, manufactures, markets and sells pharmaceutical products in the PRC.  Lotus East produces crude medicine and drugs in forms of tablets, capsules, granules, eye-drops, and freeze-dried powder injection.  Lotus East has established markets for several drugs that are self-branded or self-patented, including (i) Maixin - valsartan capsules for the treatment of hypertension, (ii) Muxin – eye drops for the treatment of glaucoma and (iii) Yipubishan - octreotide Acetate Injection solution for the treatment of gastric ulcers.  Lotus East’s drug development is focused on the treatment of cerebro-cardiovascular disease, asthma, and diabetes.   Lotus East has a nationwide sales network to directly and indirectly sell to hospitals, clinics and drugs stores in approximately 30 provinces in China.  Additionally, through its 10 retail pharmacy locations in Beijing, China, Lotus East sells western and traditional Chinese medications and medical treatment equipment.

On December 15, 2010, we received notification that our certificate of change was accepted by the Secretary of State of Nevada. Pursuant to the certificate of change, we effected a two-for-one reverse split of our common stock. Pursuant to Section 72.209 of the Nevada Revised Statutes, no shareholder approval or amendment to our articles of incorporation was required for the certificate of change. On December 31, 2010, the reverse stock split was effectuated. Following the reverse stock split, the total number of shares of our common stock outstanding was reduced from 53,399,407 shares to approximately 26,700,000 shares and the maximum number of shares of common stock that the Company is authorized to issue was also reduced from 200,000,000 to 100,000,000. Our financial statements have been retroactively adjusted to reflect the reverse split. Additionally, all share representations are on a post-split basis hereinafter.

Corporate Structure

To be in compliance with China’s regulations on foreign ownership in the pharmaceutical industry, we operate our business in China through the Contractual Arrangements with Lotus East. The contractual relationship among the above companies as follows:

Notwithstanding that Lotus, Liang Fang and En Ze Jia Shi are separate legal entities and the legal obligations of the parties are governed by the Contractual Arrangements, there is commonality of control between Lotus and Lotus East as set forth in the following table:

Name	Executive Officer/Director of Lotus	Principal Stockholder of Lotus	Stockholder of Liang Fang	Stockholder of En Ze Jia Shi
Dr. Zhongyi Liu	√	√	√	√
Mrs. Zhenghong Song [1]		√	√	√
Wenli Xian			√

(1) Mrs. Zhenghong Song is the spouse of Dr. Zhongyi Liu.

Our principal executive offices are located at No. 16 Cheng Zhuang Road, Feng Tai District, Beijing, PRC 100071 and our telephone number is 86-10-63899868. Our fiscal year end is December 31.

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

Equity Pledge Agreements. Under the Equity Pledge Agreements, the stockholders of Lotus East pledged all of their equity interests in Lotus East to us to guarantee Lotus East's performance of its obligations under the Consulting Services Agreements. If Lotus East or Lotus East's stockholders breach its respective contractual obligations, we, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Lotus East's stockholders also agreed that upon occurrence of any event of default, we will be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of Lotus East's stockholders to carry out the security provisions of the Equity Pledge Agreements and take any action and execute any instrument that we might deem necessary or advisable to accomplish the purposes of The Equity Pledge Agreements. The stockholders of Lotus East agreed not to dispose of the pledged equity interests or take any actions that would prejudice our interest. The Equity Pledge Agreements expire two years after Lotus East's obligations under the Consulting Services Agreements have been fulfilled.

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

LOTUS EAST

Based in Beijing, China, Liang Fang is engaged in the production, trade and retailing of pharmaceuticals, focusing on the development of innovative medicines and investing in strategic growth to address various medical needs. Liang Fang owns and operates 10 drug stores throughout Beijing, China, that sell western and traditional Chinese medications and medical treatment equipment and generate revenues from the leasing of retail space to third party vendors at its retail stores. En Ze Jia Shi is the sole manufacturer for Liang Fang and maintains facilities for the production of medicines, patented Chinese medicine, as well as the research and production of other new medicines.

Lotus East's business is composed of two parts:

•	manufacturing and distribution of pharmaceutical products,
•	retailing of western and traditional Chinese medications, and medical treatment equipment through retail locations and direct sales to other Over-the-Counter drug stores in Beijing

MANUFACTURING AND DISTRIBUTION OF PHARMACEUTICAL PRODUCTS

Lotus East's production enterprise was located in the Chaoyang District of Beijing and covers a floor space of approximately 50,000 square feet until the end of November 2009 when Lotus decided to enhance its operations with a new production facility and office building so as to consolidate its previously separated operation units in Beijing.  Lotus East intended to build a new complex building in 2009 and expected to finish the construction of the new building in the fourth quarter of 2011.  Until completed, production is outsourced to Shuanghe Pharmaceutical Group which is located near Lotus East’s existing facility. The new facility is designed to be similar to the previous plant, with it containing liquid phase, gas phase, spectrum, and mass spectrum equipment and a variety of types of purification and distilling equipment, all of which can be used for production and research and development of biochemical medicines, Chinese traditional medicines, chemical compound medicines, antibiotics and other new medicines. As one of the first enterprises to be authenticated by the National China Good Manufacturing Practices (GMP), Lotus East believes it has an advanced automatic pharmacy product line which is GMP authenticated under certificate numbers C0849, C0850, D1645, and G3452. In June 2009, Lotus East received a Good Supply Practices (GSP) certificate from the Chinese State Food & Drug Administration (SFDA). Medicines produced by Lotus East include:

•	crude medicine,
•	tablets,
•	capsules,
•	granules;
•	freeze-dried powder for injections and
•	eye drops.

Different production control zones are used with separated air conditioning system according to different production and control needs. Production and sale of its self-branded drugs and wholesale distribution of third party manufactured pharmaceuticals is Lotus East's largest and most profitable business. Net revenues from our wholesale distribution account for approximately 70.7% and 79.4% of our total net revenues in fiscal 2010 and fiscal 2009, respectively.

Currently, Lotus East markets and sells its products only in PRC. Lotus East's currently manufactures four branded drugs, and own intellectual property right to one branded drug produced by a third party.  All of which are listed in China’s national medical insurance catalog. The five branded drugs include:

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

High blood pressure adds to the workload of the heart and arteries. If it continues for a long time, the heart and arteries may not function properly. This can damage the blood vessels of the brain, heart, and kidneys, resulting in a stroke, heart failure, or kidney failure. High blood pressure may also increase the risk of heart attacks. These problems may be less likely to occur if blood pressure is controlled. Valsartan works by blocking a substance in the body that causes blood vessels to tighten. As a result, Valsartan relaxes blood vessels. This lowers blood pressure and increases the supply of blood and oxygen to the heart. Lotus East's goal is to make Valsartan a leading prescribed brand in its class of high blood pressure medications in the PRC.

Lotus East holds current manufacturing rights to produce Valsartan. It estimates that there are currently 10 enterprises producing single regent dosage and fixed-dose combinations of Valsartan in China. The foreign pharmacy Novartis Pharma sells Valsartan under its brand name, Diovan. According to clinical verification, the two products, Maixin and Diovan, have the same clinical effects. Lotus East’s currently holds approximately 20% of the total China market share for Valsartan. Lotus East believes that it will maintain its current market share due to increased brand recognition and continued sales efforts. Even if the market does face fiercer competition in the future, Lotus East believes that its sales revenue from Valsartan can stay relatively stable because of:

•	Good product quality;
•	Stable sales teams;
•	The existing customers;
•	Stable sales agents;
•	Gradual increase of customers at all levels (such as province, municipal and county-level hospitals);
•	Gradual increase of sales agents at all levels (such as province, municipal and county-level cities);
•	Good corporate image; and
•	The relative stability of China national policies.

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

Currently, Lotus East holds approximately 50% of the total China market share for Brimonidine Tartrate. Even if the market does face fiercer competition in the future, Lotus East believes that its sales revenue from Brimonidine Tartrate can stay relatively stable because of:

•	Excellent product quality;
•	Stable sales teams;
•	The existing customers;

•	Stable sales agents;
•	Gradual increase of customers in the next few years, mainly from tertiary hospitals in Beijing and other provinces;
•	Gradual increase or change in provincial and municipal sales agents;
•	Good corporate image; and
•	The relative stability of China national policies.

Levofloxacin Lactate for Injection

Levofloxacin is a popular anti-bacterial drug for the treatment of mild, moderate, and severe infections caused by susceptible trains of the designated microorganisms in the conditions such as acute maxillary sinusitis, acute bacterial exacerbation of chronic bronchitis, community-acquired pneumonia, complicated and uncomplicated skin and skin structure infections, complicated and uncomplicated urinary tract infections, and acute pyelonephritis. Lotus East received the rights to manufacture and release the drug in the Chinese market in 2005. Lotus East sells Levofloxacin Lactate for Injection under its brand name "Junxin". The imported product of its kind is manufactured by Japanese pharmaceutical company, Daiichi Pharmaceutical Co.. Our Levofloxacin Lactate for Injection is covered by the National Health Insurance Program, therefore, its sale price is controlled by Chinese government. In 2010, our manufacture facility was removed from service in order to construct our new building in Beijing. If we use third party manufacture service to produce Levofloxacin Lactate for Injection, the gross profit margin which we could get from the sale of the drug would be very low. So, we did not use any third party manufacture service to produce the drug during fiscal 2010. Lotus East management anticipate that Lotus East can continue to produce Levofloxacin at its own new factory in 2012 after construction of the new building is completed. Lotus East expects to sell Levofloxacin after 2011.

Nicergoline for Injection

Nicergoline for Injection is an alpha-receptor blockage nerve system blood-brain medicine with a curative effect.  On the cerebral level, it prompts a lowering of vascular resistance, an increase in arterial flow and stimulates the use of oxygen and glucose. Nicergoline also improves blood circulation in the lungs and limbs and has been shown to inhibit blood platelet aggregation. It is used to treat senile dementia, migraines of vascular origin, transient ischemia, platelet hyper-aggregability and macular degeneration. Lotus East received the rights to manufacture this product in 2006 and released the drug in the Chinese market in 2007. Lotus East sells Nicergoline for Injection under its brand name "Ni Mai Jiao Lin". The sale price of our Nicergoline for Injection is controlled by Chinese government since it is covered by the National Health Insurance Program. In 2010, our manufacture facility was removed from service in order to construct our new building in Beijing. If we use third party manufacture service to produce Nicergoline for Injection, the gross profit margin which we could get from the sale of the drug would be very low. Therefore, we did not use any third party manufacture service to produce the drug during fiscal 2010. Lotus East management anticipate that Lotus East can continue to produce Nicergoline at its own new factory in 2012 after construction of the new building is completed. Lotus East expects to sell Nicergoline after 2011.

Yipubishan -Octreotide Acetate Injection Solution

In December 2008, Lotus East entered into an intellectual rights transfer contract with Beijing Yipuan Bio-Medical Technology Co., Ltd. to acquire the drug Yipubishan, a highly effective and stable octreotide acetate injection solution, according to a clinical research report issued by Beijing Union Medical College Hospital Center for Clinical Pharmacology, used to treat the symptoms of gastric ulcers and hemorrhages of the upper digestive tract since 2004. Lotus East paid RMB 54 million (approximately $8 million) for the intellectual property rights of Yipubishan. Yipuan has a manufacturing agreement with Beijing Si Huan pharmaceutical Co., Ltd. to manufacture Yipubishan. Si Huan continues to manufacture Yipubishan for Lotus East after Lotus East purchased the intellectual property rights of Yipubishan. Even if the market does face fiercer competition in the future, Lotus East believes that its sales revenue from Yipubishan can stay relatively stable because of:

•	Good product quality;
•	Stable sales team;
•	The existing customers;
•	Stable sales agents;
•	Gradual increase of customers in third tier cities and small towns or county-level cities;
•	Gradual increase of sales agents in third tier cities and small towns or county-level cities;
•	Good corporate image; and
•	The relative stability of China national policies.

In fiscal 2010 and fiscal 2009, net revenues from wholesale distribution of the above five principal products (Valsartan, Brimonidine Tartrate Eye Drops, Levofloxacin Lactate for Injection, Nicergoline for Injection and Yipubishan – Octreotide Acetate Injection Solution) were approximately 38.0% and 53.8% of our total net revenues, respectively.

Lotus East also acts as a wholesale distributor to distribute various pharmaceutical products manufactured by third party manufacturers. Currently, the third party manufactured products distributed through Lotus East’s wholesale distribution channel are summarized below:

Product Name	Indication	Type of Distribution Rights
Recombinant Human Erythropoietin Injection (EPO)		Exclusive Distribution Rights
Recombinant Human Interleukin-2 Injection		Exclusive Distribution Rights
Potassium Aspartate and Magnesium Aspartate for Injection		Non-exclusive Distribution Rights
Omeprazole enteric-coated capsules		Non-exclusive Distribution Rights
Recombinant Human Granulocyte Stimulating Factor Injection	Cancer	Exclusive Distribution Rights
Cervus and Cucumis Polypeptide Injection	Rheumatism	Non-exclusive Distribution Rights
Deproteinized Calfblood Extractives Injection	Nerves	Non-exclusive Distribution Rights
Cefotaxime Sodium For Injection		Non-exclusive Distribution Rights
Qingkailing Paotengpian	Respiratory	Non-exclusive Distribution Rights
NINGXIN YISHEN Oral Liquid	Immune System	Non-exclusive Distribution Rights
Cold Capsules		Non-exclusive Distribution Rights
Small Adjustable Film	Joint Disease	Non-exclusive Distribution Rights
Prostate Capsules	Prostate	Non-exclusive Distribution Rights
LGTNG Gel	Psoriasis	Non-exclusive Distribution Rights
Shuanghuanglian Oral Liquid	Influenza	Non-exclusive Distribution Rights

The fifteen prescription drugs produced by third parties and distributed through our wholesale distribution channel are covered under National Health Insurance Program.

In addition to the commercialized products mentioned above, we have an innovative pipeline of drugs which are under development and focused on the treatment of chronic diseases. The innovative pipeline of drugs is summarized below:

Product candidate	Indication	Expected launch
R-Bambuterol-Class 1 new drug (1)	Asthma	2013-2014
Gliclazide-Controlled Release Tablets (2)	Diabetes	2014
Isosorbide Mononitrate-Tablets (3)	Cardiovascular-(coronary artery)	2013-2014
Lovastatin-Tablets	Cardiovascular-Hyperlipemia	In development
Verapamil Hydrochloride-Tablets	Cardiovascular-Irregular Angina	In development
Valsartan-Controlled Release Tablets	Cardiovascular-Hypertension	In development
Hawthorn Flavonoids-Tablets (TCM)	Cardiovascular-Hyperlipemia	In development

(1) It is subject to SFDA approval and currently in Phase I clinical trial. Its patent term is from 2002 to 2022.

(2) It is subject to SFDA approval and currently awaiting for approval to initiate clinical trials. The patent covers the composition and preparation methods for the drug through 2028.

(3) It is subject to SFDA approval and currently awaiting for approval to initiate clinical trials.

RETAILING BUSINESS

Lotus East owns and operates 10 drug stores throughout many different districts of Beijing, including:

•	Xin Zhong Tai Drugstore
•	Nan Gong Drugstore
•	Wan Shou Road Drugstore
•	He Ping Li Drugstore
•	Feng Lin Lv Zhou Drugstore
•	Youth Lake Drugstore
•	Capital Airport Drugstore

•	Yong An Zhong Sheng Drugstore
•	Cheng Zhuang Road Drugstore
•	Feng Tai Drugstore

These 10 drug stores all offer in excess of 8,000 types of western and traditional Chinese medicines, and medical treatment items. The drug stores attempt to compete based on lower pricing and more efficient distribution and management practices.

Through its retail operations, Lotus East also generates revenue by the leasing of space to licensed physicians, the lease of store front areas to various merchants in the retail pharmacies.

At the end of fiscal 2009, we engaged a general manager for our Over-the-Counter Drug Division that manages our own ten drug stores’ sales, and the newly created direct sales to other Over-the-Counter drug stores in Beijing. The general manager has strong management skills in medical sales and marketing and logistics and is an expert in delivery of services to drug stores in Beijing. In the fiscal 2010, we served more than 1,000 other Over-the-Counter drug stores in Beijing. Due to the growth and success of our OTC Drug Division’s sales force, our retail revenue for fiscal 2010 was substantially increased as compared to our retail revenue for fiscal 2009. We expect our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the fiscal 2011.

Net revenues from our retail business account for approximately 29.3% and 20.6% of our total net revenues in fiscal 2010 and fiscal 2009, respectively.

RESEARCH AND DEVELOPMENT

Lotus East places great emphasis on product research and development and it has established a research and development center. Lotus East's research and development team is comprised of seven individuals who are focused on developing new drugs and generic drugs, as well as monitoring and improving Lotus East’s drugs sold in the market based on their market research. Lotus East maintains strategic relationships with several research institutions in PRC developing new drugs, such as China Academy of Science and Military Medical Science Academy. Lotus East also cooperates with top research institutions, such as the Third Hospital of Peking University School of Medicine, to perform some testing and clinical trials. We spent $86,545 and $0 on research and development during the years ended December 31, 2010 and 2009, respectively.

THE CHINESE MARKET FOR DRUGS

According to 2009 PRC National Bureau of Statistics and PRC National Population & Family Planning Commission statistics, currently, the Chinese market trends which support Louts East’s future growth include:

•	Strong demand for pharmaceuticals due to growing affluence, larger middle class, and aging population;
•	Elderly population (60+) has grown from 130 million (10.5% of population) in 2000 to 144 million (11% of population) in 2005;
•	Cardio-cerebrovascular disease has been on the rise in the PRC due to changing diet habits and moving to a younger age profile;
•	Growing government support for Chinese healthcare industry;
•	Government’s Universal Health Plan package of $125 billion delivered by next three years; and

China government’s healthcare reform has begun to take into effect which includes: (i) promoting separation of prescribing and dispensing functions; (ii) encouraging development of pharmacies; and (iii) limiting over-prescription and reducing exorbitant hospital mark-ups and abating corruption. Therefore, many Chinese domestic companies have begun to build chain drug store networks through acquisition. Further, there is a trend to consolidate China’s fragmented pharmaceutical industry in China based on the following factors:

•

There are approximately 4,000 pharmaceutical manufacturers in China. The average revenue of each pharmaceutical manufacturer is approximately $7 million and the average R&D of each pharmaceutical manufacture is approximately 5% of average revenue of each pharmaceutical manufacturer. Hence, it is hard to form a leadership in China pharmaceutical industry due to the lack of innovation;

•	Since GMP certification compliance announced that, the number of drug manufactures was reduced from 6,000 to less than 4,000 in 2009 and we expect that this number will continue to decrease;
•	Market-driven competition may eliminate smaller companies.

As a result, the characteristics of future market leaders may be: (i) well-established nationwide sales and distribution network; (ii) strong product development capabilities; and (iii) access to capital. Lotus East believes it is well-positioned to emerge as a leader in the industry.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND LOTUS EAST'S CUSTOMERS

Currently, Lotus East’s national sales network includes:

•	Direct sales of prescription drugs to over 40 hospitals; and
•

10 regional centers use 100+ third party independent distributors to reach hospitals, clinics in 1st, 2nd, 3rd tier cities, and remote villages. A regional sales director for each regional center teamed with 3-10 salespeople.

Lotus East’s ten regional centers include:

•	Mongolia Regional Center
•	Anhui Regional Center
•	Guangdong Regional Center
•	Central Regional Center
•	Northern Regional Center
•	Eastern Regional Center
•	South Western Regional Center
•	North Eastern Regional Center
•	Guangxi Regional Center
•	North Western Regional Center

Lotus East’s sales force will be expanded to increase direct sales of pharmaceuticals to hospitals and third-party OTC drug stores. Lotus East plans to add distributors to national sales network.

Lotus East sells four branded prescription drugs produced and packaged by En Ze Jia Shi (brand name: Maixin, Junxin, Muxin, Ni Mai Jiao Lin) and one branded prescription drug produced and packaged by Si Huan Pharmaceutical Co., Ltd. (brand name: Yipubishan) by its direct sales channel. Lotus East owns the intellectual property rights for the five prescription drugs. Lotus East’s drug products are also sold through its retail drug stores. Lotus East sells over 8,000 kinds of drugs through its 10 drugstores in Beijing.

Lotus East recognizes the importance of branding as well as packaging. All of its products bear a uniform brand but it also brands and packages its products with specialized designs to differentiate the different categories of its products. Lotus East relies on a combination of trademark, copyright and trade secret protection laws in PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect its intellectual property and its brand. Lotus East intends to apply for patent protection of certain of its special technologies to protect its core technologies. There are no assurances, however, that if such applications are made that the patents will be granted. Lotus East also enters into confidentiality, non-compete and invention assignment agreements with its employees and consultants and nondisclosure agreements with third parties. "Maixin", “Muxin”, “En Ze Jia Shi” and "Liang Fang" are its registered trademarks in the PRC.

Lotus East conducts promotional marketing activities to publicize and enhance the company's image as well as to reinforce the recognition of its brand name, including:

•	publishing advertisements and articles in national as well as specialized and provincial pharmaceutics and Biotech newspapers and magazines, and in other media, including the Internet;
•	participation in national meetings, seminars, symposiums, exhibitions for bio-pharmaceutical and other related industries;
•	organizing cooperative promotional activities with distributors;
•	Educational and seminar training sessions to physicians and pharmacists to introduce and explain its drugs; and
•	Establishment of direct sales to resell various retail pharmaceutical products to other third party pharmacies.

Excluding customers in its retail operations, Lotus East currently has over 200 customers, including over 30 direct customers in Beijing, Shanghai, Chongqing, Guangdong, Inner Mongolia, Ningxia, Henan, Hubei, Liaoning, Heilongjiang, Guangxi, Jiangsu, Hebei, Anhui, Yunnan, Sichuan, Shanxi provinces in the PRC. We did not have any customer that accounted for over 10% of our revenues for fiscal 2010 and 2009, respectively. In fiscal 2010, Lotus East spent $0 on advertising expenses as compared to $46,450 in fiscal 2009.

GROWTH STRATEGIES

Lotus East’s growth strategies include, but not limited to, the following areas:

•

Expansion in sales network: Lotus East plans to add more distributors to its nation-wide sales channels. Lotus East attends substantially every major drug expos in China. Lotus East’s sales representatives are experienced with medical education backgrounds, and are located in ten regional sales centers providing sales and post-sales services to its customers. Regional distributors come into contact with Lotus East through words of mouth and public information. Further, government hospitals are Lotus East’s important direct sales channels. Although Lotus East believes it will encounter high entry barriers to increase new additional hospitals direct sales channels, Lotus East attempts to add new hospital channels in the future;

•

Increase in quality drugs offerings: Lotus East’s brand quality stems from its commitment to quality and efficacy of products. Lotus East plans to increase the kinds of prescription drugs and sell them through its national wholesale channel and sales network. In addition, developing drugs to treat cardio-cerebrovascular, asthma and diabetes diseases remain the strategic focus in Lotus East’s pipeline development;

•	Building strong brands;

•	Leverage economies of scale and cost reduction to gain market share;

•	Bringing new drugs into the market, such as: cooperation with top R&D institutions; focus on intellectual property acquisition and sponsoring SFDA application and clinical trial testing;

AGREEMENT WITH WU LAN CHA BU EMERGENCY HOSPITAL

In October 2006, Lotus East entered into a five-year loan agreement and contract with Wu Lan Cha Bu Emergency Hospital whereby Lotus East agreed to lend to Wu Lan Cha Bu Emergency Hospital approximately $4.5 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan Cha Bu Emergency Hospital agreed that Lotus East would be the exclusive provider for all medicines and disposable medical treatment apparatus to it for a period of 20 years. In October 2006, Dr. Zhongyi Liu, our Chief Executive Officer and the Chairman and principal stockholder of Lotus East, loaned these funds to Wu Lan Cha Bu Emergency Hospital on behalf of Lotus East. Accordingly, in October 2006 Lotus East entered into an assignment agreement whereby it assigned all of its rights, obligations, and receipts under the loan agreement to Dr. Liu, except for the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East. As compensation to Dr. Liu for accepting the assignment under the loan agreement including all of the risks and obligations and for Dr. Liu not accepting the rights to revenues from the sale of medical and disposable medical treatment apparatus which will remain with Lotus East, Lotus East agreed to pay Dr. Liu an aggregate of approximately $1.3 million (RMB 9 million) to be paid in five equal annual installments of approximately $272,000 (RMB 1.8 million). The construction project of Wu Lan Cha Bu Emergency Hospital is slowly keeping going down and it is beyond Lotus East’s control. Currently, we estimate the hospital construction project will be completed by 2012 and we anticipate that Lotus East will begin generating revenue from the hospital in 2013.

COMPETITION

Vertically integrated pharmaceutical operations are still at an early stage of development in China due to heavy state involvement in the past and Lotus East believes that the industry is fragmented. Lotus East faces competition from domestic drug research and development companies and drug manufacturing companies which are growing rapidly. Its direct competitors are domestic pharmaceutical companies and new drug research and development institutes that have fairly strong research and development capabilities in new drugs such as Beijing Venture Biopharma Technology Co., Ltd., Fosun Group Co., Ltd., Zhuhai Lizhu and Beijing Nohua. Lotus East also faces competition of foreign companies who have strong proprietary pipeline and strong financial resources. These companies have significantly greater assets than Lotus East has and have a larger current market share than Lotus East has. Lotus East believes the following are its competitive advantage:

•	Lotus East is one of the first facilities that have been GMP certified by SFDA;
•	Lotus East has established products and brand name that are familiar to doctors and pharmacists;
•	Good product quality and reputation and generally has not experienced any quality control issue; and
•	Extensive distribution network and lower prices.

Lotus East believes that it is able to compete as a result of its advantages mentioned above.

SOURCES AND AVAILABILITY OF RAW MATERIALS, THIRD PARTY MANUFACTURED FINISHED GOODS AND PRINCIPAL SUPPLIERS

Lotus East designs, creates prototypes and manufactures its products at its manufacturing facilities located at Beijing, PRC. Its principal raw materials include Brimonidine Tartrate, Levofloxacin Lactate, Nicergoline and Valsartan. Lotus East requires a supply of quality raw materials to manufacture its products. Historically, Lotus East has not had difficulty in obtaining raw materials from suppliers. Currently, Lotus East relies on numerous suppliers to deliver its required raw materials. The prices for these raw materials are subject to market forces largely beyond Lotus East's control, including energy costs, organic chemical prices, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

Third party manufactured finished goods needed to Lotus East’s wholesale distribution channel and retail drugstores are relatively easy to purchase from a number of suppliers. While Lotus East does not have long-term contracts with these suppliers, Lotus East has long-term and good business relationship with them and these companies have generally met Lotus East’s supply requirements. Generally, the factors that affect third party manufactured finished goods price are market demand and freight costs, etc… The price of drugs in China, while unstable and beyond Lotus East’s control, historically did not affect Lotus East’s business significantly, because Lotus East pass along any significant change in drugs price to its customers. However, Lotus East cannot guarantee that the present conditions of the drugs market will continue. Any significant rise in the price of or demand for drugs could have an adverse affect on our results of operations.

INTELLECTUAL PROPERTY

Lotus East relies on a combination of trademark, copyright and trade secret protection laws in PRC and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect its intellectual property and brand. Lotus East intends to apply for patent protection of certain of its special technologies to protect its core technologies. There are no assurances, however, that if such applications are made that the patents will be granted. Lotus East also enters into confidentiality, non-compete and invention assignment agreements with its employees and consultants and nondisclosure agreements with third parties. "Maixin", “Muxin”, “En Ze Jia Shi” and "Liang Fang" are its registered trademarks in the PRC.

GOVERNMENT REGULATION

(A). General regulations related to the pharmaceutical industry in the PRC

The Drug Administration Law of the PRC governs Lotus East and its products. The State Food & Drug Administration of the PRC regulates and implements PRC drug laws. As a developer, producer and distributor of medicinal products, we are subject to regulation and oversight by the SFDA and its provincial and local branches. The Law of the PRC on the Administration of Pharmaceuticals provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products. Its implementing regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. The quality and production control standards must be in compliance with PRC’s GMP requirements. We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

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

(B). Pharmaceutical product manufacturing

•

Permits and licenses for pharmaceutical manufactures: A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the SFDA’s relevant branch. This permit is valid for five years and is renewable upon its expiration. Lotus East has the requisite approval and licenses from the Beijing SFDA in order to operate its production facilities. Lotus East does not anticipate any difficulty in renewing its pharmaceutical manufacturing permits upon expiration.

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

•

Pharmaceutical distribution: A distributor of pharmaceutical products in China must obtain a pharmaceutical operating permit from the relevant provincial or local SFDA branches. After the operating permit is obtained, the distributor must follow the Good Supply Practice (“GSP”) requirements to establish a complete quality assurance system included product management, personnel, equipments, purchasing, storage and sales processes. Distributors will have to apply for accreditation to the provincial FDA. The provincial FDA will engage experts to conduct on-site inspection in accordance with the standards of pharmaceutical quality management specifications. The GSP certification will be granted to the distributor after it passes the inspections and the GSP certificate is valid for 5 years. Pharmaceutical distributors must obtain Drug dealers must obtain operating permits and GSP certificate of drugs prior to starting the distribution. Otherwise, it is a violation of the Drug Administration Law and the distributor will be prosecuted accordingly.

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

•

Price controls: The retail prices of prescription and over-the-counter medicines sold in China, primarily those included in the national and provincial medical insurance catalogs and those pharmaceutical products whose production or distribution are deemed to constitute monopolies, are subject to price controls in the form of fixed prices or price ceilings administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, and provincial price control authorities. The controls over the retail price of a medicine effectively set the limits for the wholesale price of that medicine. From time to time, the NDRC publishes and updates a national list of medicines that are subject to price control. Fixed prices and price ceilings on medicines are determined based on profit margins that the NDRC deems reasonable, the type and quality of the medicine, its production costs, the prices of substitute medicines and the extent of the manufacturer’s compliance with the applicable GMP standards. The NDRC directly regulates the price of some of the medicines on the list, and delegates the power to provincial price control authorities to regulate the remainder on the list. For those medicines under the authority of provincial price control authorities, each provincial price control authority regulates medicines manufactured by manufacturers registered in that province. Provincial price control authorities have the discretion to authorize price adjustments based on the local conditions and the level of local economic development. Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine and it must apply either to the NDRC, if the price of the medicine is nationally regulated, or to the provincial price control authorities in the province where it is registered, if the price of the medicine is provincially regulated. For a provincially regulated medicine, when provincial price control authorities approve an application, they will file the new approved price with the NDRC for confirmation and thereafter the newly approved price will become binding and enforceable across China.

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

•

Reimbursement under the national medical insurance program: As of March 2011, approximately 402 million people were enrolled into the National Medical Insurance Program. The Ministry of Labor and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the National Medical Insurance Program, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A National Medical Insurance Program participant can be reimbursed for the full cost of a Tier 1 medicine and 80 to 90% of the cost of a Tier 2 medicine. Although it is designated as a national program, the implementation of the National Medical Insurance Program is delegated to various provincial governments, each of which has established its own medicine catalog. A provincial government must include all Tier 1 medicines listed in the national medicine catalog in its provincial medicine catalog, but may use its discretion based on its own selection criteria to add other medicines to, or exclude Tier 2 medicines listed in the national medicine catalog from, its provincial medicine catalog, so long as the combined numbers of the medicines added and excluded do not exceed 15% of the number of the Tier 2 medicines listed in the national catalog. In addition, provincial governments may use their discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in their provincial medicine catalogs, but may not downgrade a nationally classified Tier 1 medicine to Tier 2. The total amount of reimbursement for the cost of prescription and over-the-counter medicines, in addition to other medical expenses, for an individual program participant in a calendar year is capped at the amount in that participant’s individual account. The amount in a participant’s account varies, depending upon the amount of contributions from the participant and his or her employer. Generally, program participants who are from relatively wealthier eastern parts of China and relatively wealthier metropolitan centers have greater amounts in their individual accounts than those from less developed provinces.

COMPLIANCE WITH ENVIRONMENTAL LAW

Lotus East complies with the Environmental Protection Law of China as well as the applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. The costs for PRC environmental regulation compliance in the past two fiscal years has been immaterial and mainly for the waste discharge processing, industrial exhaust treatment and dust cleaning in connection with our production facilities. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

EMPLOYEES

As of the report filing date, Lotus East has about 533 employees (355 exclusive sales representatives, 111 retail store staff, 35 administrative staff, 25 factory workers and 7 research and development staff), including 233 full time employees and 300 part time employees. Majority of our employees are organized into a union under the labor laws of China and can bargain collectively with Lotus East. Lotus East has not experienced a work stoppage since inception and does not anticipate any work stoppage in the foreseeable future. Management believes that its relations with its employees and union are good.

HISTORY OF OUR COMPANY

Lotus Pharmaceuticals, Inc. (“Lotus” or “the Company”), formerly S.E. Asia Trading Company, Inc. (“S.E.”), was incorporated on January 28, 2004 to sell jewelry and home accessories under the laws of the State of Nevada. S.E. operated as a retailer of jewelry, framed art and home accessories.

Lotus International was incorporated under the laws the State of Nevada on August 28, 2006 to develop and market pharmaceutical products in China. On September 6, 2006, S.E. entered into a definitive Share Exchange Agreement with Lotus International, whereby S.E. would acquire all of the outstanding common stock of Lotus International in exchange for newly-issued shares of S.E.’s stock to Lotus International's stockholders. On September 28, 2006, Lotus International became S.E.’s wholly-owned subsidiary and Lotus International's stockholders own the majority of S.E.’s voting stock. The acquisition of Lotus International by S.E. was accounted for as a reverse merger because on a post-merger basis, the former stockholders of Lotus International held a majority of S.E.’s outstanding common stock on a voting and fully-diluted basis. As a result, Lotus International is deemed to be the acquirer for accounting purposes.

We changed S.E.’s name to Lotus Pharmaceuticals, Inc. on December 6, 2006.

On May 25, 2007, Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. (“Lotus Century”), a wholly foreign-owned enterprise (“WFOE”), was incorporated in Beijing, China. Lotus Century is a Chinese limited liability company and a wholly-owned subsidiary of Lotus International. On August 20, 2007, an assignment agreement was signed between Lotus International and Lotus Century.  Lotus Century obtained assignment of Lotus International’s Contractual Agreements to control the management and voting and to take all the profits and bear all the losses of Lotus East.

ITEM 1A. RISK FACTORS

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

Risks relating to Our Business

We may need additional financing to execute our business plan.

The revenues from the production and sale of pharmaceutical products and the projected revenues from these products may not be adequate to support our expansion and product development programs. We may need substantial additional funds to build our new production facilities, pursue further research and development, obtain regulatory approvals, market our products, and file, prosecute, defend and enforce our intellectual property rights. We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

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

Due to the complexity of the process of developing pharmaceuticals, our core business depends on arrangements with pharmaceutical institutes, corporate and hospital collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our products. We have several research collaborations. Our license agreements could obligate us to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications. There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all.

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

The profitability of our products will depend in part on our ability to obtain and maintain patents and licenses and preserve trade secrets, and the period our intellectual property remains exclusive. We must also operate without infringing the proprietary rights of third parties and without third parties circumventing its rights. The patent positions of pharmaceutical enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. The biotechnology patent situation outside the US is uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the US. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented products we develop. We cannot assure you that:

•	any of our patent applications will result in the issuance of patents;
•	we will develop additional patentable products;
•	the patents of others will not impede our ability to do business; or
•	third parties will not be able to circumvent our patents.

A number of pharmaceutical, research, and academic companies and institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business. If these technologies, applications or patents conflict with ours, the scope of our current or future patents could be limited or our patent applications could be denied. Our business may be adversely affected if competitors independently develop competing technologies, especially if we do not obtain, or obtain only narrow, patent protection. If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all; develop our technology; or introduce, manufacture or sell the products we have planned.

Patent litigation is becoming widespread in the pharmaceutical industry. Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development. There are no assurances that our patents would be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe our patents in the event of patent litigation. Our business could be materially affected by an adverse outcome to such litigation. Similarly, we may need to participate in interference proceedings declared by the U.S. Patent and Trademark Office or equivalent international authorities to determine priority of invention. We could incur substantial costs and devote significant management resources to defend our patent position or to seek a declaration that another company's patents are invalid.

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

We may encounter difficulties in manufacturing our products

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

We rely on collaborators, including academic institutions, governmental agencies and clinical research organizations, to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products. Since these trials depend on governmental participation, we have less control over their timing and design than trials we sponsor. Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for our product releases. Such delays could reduce investors' confidence in our ability to develop products, likely causing our share price to decrease.

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

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that would force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval. Results of post-marketing programs may limit or expand the further marketing of products. Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

In manufacturing our products we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. If we cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates. If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors may develop and market pharmaceutical products that are less expensive, more effective or safer, making our products obsolete or uncompetitive.

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from pharmaceutical companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing. Alternative products may be developed that are more effective, work faster and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours. In addition, other forms of treatment may be competitive with our products. Over time, our technology or products may become obsolete or uncompetitive.

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

Our research and development processes involve the controlled use of hazardous materials. We are subject to PRC national, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving hazardous materials, we could be held liable for resulting damages. We are not insured with respect to this liability. Such liability could exceed our resources. In the future we could incur significant costs to comply with environmental laws and regulations.

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

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially Dr. Liu, our chief executive officer and the chairman of our board. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our Chinese entity, Lotus East and its shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

Since the law of the PRC limits foreign equity ownership in pharmaceutical companies in China, we operate our business through Lotus East. We have no equity ownership interest in Lotus East and rely on contractual arrangements to control and operate such business. These contractual arrangements may not be effective in providing control over Lotus East as direct ownership. For example, Lotus East could fail to take actions required for our business despite its contractual obligation to do so. If Lotus East fails to perform under its agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under the law of the PRC, which may not be effective. In addition, we cannot assure you that Lotus East’s shareholders would always act in our best interests.

Certain of our executive officers, directors and principal stockholders are also officers, directors and principal stockholders of Lotus East. There are no assurances that the conflicts of interest between obligations to our company and obligations to Lotus East will be resolved in our favor.

While pursuant to the Contractual Arrangements we have the ability to control the daily operations and financial affairs of Lotus East, appoint each of their senior executives and approve all matters requiring approval by their respective members, these actions on our behalf are determined by our Board of Directors. Dr. Liu, our CEO, is a member of our Board of Directors and principal stockholder of our company and he is also officer, director and principal stockholder of Lotus East. Conflicts of interests between his duties to our company and Lotus East may arise. We cannot assure you, however, that when conflicts of interest arise, Dr. Liu will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Dr. Liu could violate his legal duties by diverting business opportunities from us to others.

Risks Related to Doing Business in China

If the PRC enacts regulations which forbid or restrict foreign investment, our ability to grow may be severely impaired.

We intend to expand our business in areas relating to our present business. We may also expand by making acquisitions of companies in related industries. Many of the rules and regulations that we would face are not explicitly communicated, and we may be subject to rules that would affect our ability to grow, either internally or through acquisition of other Chinese or foreign companies. There are also substantial uncertainties regarding the proper interpretation of current laws and regulations of the PRC. New laws or regulations that forbid foreign investment could severely impair our businesses and prospects. Additionally, if the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking our business and other licenses; and
•	requiring that we restructure our ownership or operations.

Any deterioration of political relations between the United States and the PRC could impair our operations and your investment in us.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations and your investment in us, particularly in our efforts to raise capital to expand our other business activities.

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

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to:

•	the amount of government involvement;
•	level of development;
•	growth rate;
•	control of foreign exchange; and
•	allocation of resources.

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

The laws of the PRC provide for the government to fix and adjust prices. Although we are not presently subject to price controls in connection with the sale of our products, it is possible that price controls may be imposed in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

Because some of our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

Most of our executive officers and directors reside in the PRC and a substantial portion of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

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

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business especially if it results in either a decreased use of products such as ours or in pressure on us to lower our prices. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of pharmaceutical investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Downturns in the economies of the U.S. and Europe may affect the PRC economy which could reduce the demand for our products.

The rapid growth of the PRC economy in recent years has been partially related to the U.S. and European countries’ demand for goods made in and exported from the PRC. The downturns in the U.S. and European economies may reduce the demand for goods exported by the PRC which could eventually affect the PRC economy as overseas orders decrease. The downturn in the PRC economy may in turn negatively impact the demand for our products.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed, we may be required to deduct certain amounts from any dividends we may pay to our stockholders.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our Chinese entity, Lotus East. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the report.

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

Our business could be adversely affected by the effects of H1N1 virus or another epidemic or outbreak. Since all of our operations are in China, H1N1 virus, Asian Bird Flu or other epidemic in China in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of health epidemics or any other outbreaks.

Risks Related to an Investment in Our Common Stock

We do not anticipate paying any cash dividends.

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

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares have historically been sporadically or "thinly-traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float”. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Certain of our officers and directors own a substantial portion of our outstanding common stock, which enables them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

As of the report date, our directors and executive officers control approximately 37.5% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership, elections of our board of directors will generally be within the control of these shareholders. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares presently lies with these principal shareholders. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of our company.

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

The exercise of outstanding warrants and the conversion of those outstanding preferred stocks will be dilutive to our existing stockholders.

At March 28, 2011, we had 27,747,131 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding:

•	303,554 shares of our common stock issuable upon the conversion of preferred stock; and

•	2,001,000 of our common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $1.74 to $3.82 per share.

The exercise of the warrants and the conversion of preferred stock may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

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

We believe that our current cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. In addition, for issuers that are not “smaller reporting companies”, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.  As of December 31, 2010, we were a smaller reporting company.  However, our status may change in the future.  In any case, our management may conclude that our internal controls over our financial reporting are not effective. Moreover, in the event that our status changes from that of a smaller reporting company and we are required to provide an auditor attestation report, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and other new rules subsequently implemented by SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

Our principal executive offices are located in Liang Fang's headquarters.

Lotus East leases all of its office and retail locations. Lease terms are generally one to fifteen years, with renewal options. All of its leases provide for a fixed annual rent. Lotus East intends to continue to lease all of its retail locations. In March 2010, Lotus East began substantial construction on a 250,000-square-foot facility in Beijing after receiving permission from the Beijing Chaoyang District Planning Bureau. The new building will house Lotus East’s R&D center, manufacturing operations, storage facilities, sales and administrative offices and employee apartments. The building will become Lotus East’s new corporate headquarters following its completion. Management expects to move into the building by the end of fiscal 2011.

Lotus East has the following properties leased in Beijing, China:

Property Location (District of Beijing, China)	Lease Expiration Period	Purpose
Fengtai District	December 31, 2011	Liang Fang warehouse
Fengtai District	September 18, 2011	Liang Fang headquarter
Fengtai District	May 17, 2019	Retail - Xinzhong Taita Pharmacy
Fengtai District	December 31, 2011	Retail - Nangong Pharmacy
Fengtai District	Month-to-Month (related party)	Retail - Chenzhuang Rd. Pharmacy
Haidian District	December 31, 2012	Retail - Wanshou Rd. Pharmacy
Dongcheng District	May 31, 2012	Retail - Qingnianhu Pharmacy
Dongcheng District	December 31, 2011	Retail - Hepingli Pharmacy
Chaoyang District	December 31, 2011	Retail - Capital Airport Pharmacy
Chaoyang District	Month-to-Month (related party)	Retail - Fenglinlvzhou Pharmacy
Fangshan District	December 31, 2015	Retail - Yonganzhongshen Pharmacy
Liujia Village	September 28, 2012	Retail – Fengtai Pharmacy
Chaoyang District	Property Owned by Lotus	En Ze Jia Shi production and manufacturing facility

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the OTCBB under the symbol LTUS. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2009
First quarter ended March 31, 2009	$0.76	$0.26
Second quarter ended June 30, 2009	$1.30	$0.52
Third quarter ended September 30, 2009	$1.96	$0.80
Fourth quarter ended December 31, 2009	$2.70	$1.50

Fiscal 2010
First quarter ended March 31, 2010	$3.90	$2.68
Second quarter ended June 30, 2010	$2.52	$1.78
Third quarter ended September 30, 2010	$2.20	$1.80
Fourth quarter ended December 31, 2010	$2.98	$2.04

On the date immediately preceding the filing of this annual report, the last sale price for share of our common stock as reported on the OTCBB was $1.52.

STOCKHOLDERS

As of the report filing date, there were approximately 58 record owners of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Signature Stock Transfer, Inc, 2632 Coachlight Court, Plano, Texas 75093, and its telephone number is (972) 612-4120.

DIVIDEND POLICY

We have never paid cash dividends on our common stock since we became public through a reverse merger. We intend to keep future earnings to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.

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

During the period from October 1, 2010 through December 31, 2010, 77,069 shares of preferred stock were converted into 38,535 shares of common stock.

On December 31, 2010, the Company issued 25,000 shares of its common stock to RedChip in connection with investor relations service rendered. The shares were valued at the fair value of $2.59 per share on the grant date. In connection with the issuance of these shares, the Company recorded professional fees of $64,750.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plan approved by security holders	—	—	—
Equity compensation plan not yet approved by security holders (1)	—	—	1,500,000
Total	—	—	1,500,000

(1) Represents the Company's 2010 Stock Incentive Plan.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2010 and 2009, should be read in conjunction with our audited consolidated financial statements, including footnotes, and other information presented elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1A. Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. When used in this section, "fiscal 2010" means our fiscal year ended December 31, 2010 and "fiscal 2009" means our fiscal year ended December 31, 2009. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We develop, manufacture, and sell pharmaceuticals in the PRC. We produce medicine and drugs in the forms of tablets, capsules, granules, eye-drops, and freeze-dried powder injection. We have established markets for several drugs that are self-branded or self-patented, including (i) Maixin - valsartan capsules for the treatment of hypertension, (ii) Muxin – eye drops for the treatment of glaucoma and (iii) Yipubishan - octreotide Acetate Injection solution for the treatment of gastric ulcers. Our drug development is focused on the treatment of cerebro-cardiovascular disease, asthma, and diabetes. We have a nationwide sales network to directly and indirectly sell to hospitals, clinics and drug stores in approximately 30 provinces in China. In fiscal 2010, we added five new prescription drugs to our distributed products delivered through our national wholesale channels. Additionally, through our 10 retail pharmacy locations and direct sales to other drug stores in Beijing, China, we sell western and traditional Chinese medications and medical treatment equipment, and generate ancillary revenues from the leasing of retail space to third party vendors at our retail stores. At the end of fiscal 2009, we engaged a general manager for our Over-the-Counter Drug Division that manages our own ten drug stores’ sales, and the direct sales to other Over-the-Counter drug stores in Beijing. By the end of fiscal 2010, we served more than 1,000 other Over-the-Counter drug stores in Beijing. We expect our retail revenue from our own ten drug stores will remain in its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the future.

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

BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates in 2010 and 2009 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, fair value of warrants granted and beneficial conversion features related to the issuance of convertible preferred stock. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

VARIABLE INTEREST ENTITIES

Pursuant to ASC 810 “Consolidation” (“ASC 810”), we are required to include in our consolidated financial statements the financial statements of variable interest entity (“VIE”). ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIE is the entity in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

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

The accounts of Lotus East are consolidated in the accompanying consolidated financial statements. As a VIE, Lotus East’s sales are included in our total sales, Lotus East’s income from operations is consolidated with ours, and our net income includes all of Lotus East’s net income, and Lotus East’s assets and liabilities are included in our consolidated balance sheet. The VIE is entirely controlled by us and accordingly, none of the VIE’s net income is subtracted in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Lotus East that requires consolidation of Lotus East financial statements with our consolidated financial statements.

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

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined under the weighted average costing method. Inventory consists of raw material, packaging material, work-in-process, finished capsules, liquids, finished oral suspension powder and other western and traditional Chinese medicines and medical equipments. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or slow-moving or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. At least on a quarterly basis, we review and evaluate our inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors. If the results of the review and evaluation determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property and equipment are estimated as follows:

Building and building improvements	20 to 40 years
Manufacturing equipment	10 to 15 years
Office equipment and furniture	5 to 8 years

LAND USE RIGHT HELD FOR DEVELOPMENT

We purchased 1,000 MU (approximately 667,000 square meters) of land in Inner Mongolia in 2008. The area for Inner Mongolia land which was held for development is 900 MU (approximately 600,000 square meters). The area for the rest of Inner Mongolia land on which we expect to build a facility is 100 MU (approximately 67,000 square meters).

Land use right held for development is accounted for at the lower of cost or market. It is considered as long-term asset and free of amortization as it is not used in operations. Management would like to co-develop the land with another entity, but such partner has not been found yet.

LAND USE RIGHT AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of revenue right, intellectual right and software. Revenue right is amortized over 20 years, which is the term we would benefit from it. Intellectual right is being amortized over 10 years as based on the transfer agreement. Software is amortized over 3 years, its estimated useful life. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 40 - 50 years.

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

STOCK-BASED COMPENSATION

The Company accounts for stock options and other equity based compensation issued to employees in accordance with ASC 718. ASC 718 requires companies to recognize in the statement of income the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC 505-50.

FOREIGN CURRENCY TRANSLATION

Our financial statements are expressed in U.S. dollars and the functional currency of our parent company is U.S. dollars, but the functional currency of our operating subsidiaries and affiliates is Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of our revenue transactions are transacted in the functional currency. We do not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2009, FASB issued ASU No. 2009-17, Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standard Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No.167, Amendments to FASB Interpretation No. 46 (R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect the adoption of ASU 2010-17 to have a significant impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2010 (“fiscal 2010”) and Year Ended December 31, 2009 (“fiscal 2009”)

Net Revenues

Total net revenues for the year ended December 31, 2010 were $72,696,618 as compared to total net revenues of $56,482,448 for the year ended December 31, 2009, an increase of $16,214,170 or 28.7%. For the years ended December 31, 2010 and 2009, total net revenues consisted of the following:

	2010	2009
Wholesale	$51,412,468	$44,842,525
Retail	21,284,150	11,639,923
Total net revenues	$72,696,618	$56,482,448

•

For the year ended December 31, 2010, wholesale revenues increased $6,569,943 or 14.7%, compared to wholesale revenues for the year ended December 31, 2009. The increase was primarily attributable to the increased sales of approximately $8,681,000 from the five new drugs which were added to our wholesale distribution channel in fiscal 2010 offset by the decreased sales of approximately $2,111,000 from our other fifteen drugs. The decrease of wholesale revenue from other fifteen drugs was primarily attributable to being out of stock of Levofloxacin Lactate for injection (brand name “Jun Xin”) and Nicergoline for injection (brand name “Ni Mai Jiao Lin”). The two prescription drugs are covered by the National Health Insurance Program and their sales prices are controlled by the Chinese government. In fiscal 2010, our manufacturing facility was removed from service in order to construct our new building in Beijing. If we were to use third party manufacturers to produce Jun Xin and Ni Mai Jiao Lin, our gross profit margins from the sales of these two drugs would be very low. Therefore, we did not use any third party manufacturers to produce these two drugs. In fiscal 2010, we added five new prescription drugs to our distributed products delivered through our national wholesale channels. The five new prescription drugs covered by the National Health Insurance Program have proven their market acceptance. One of the five new prescription drugs is Omeprazole Enteric-coated Capsule to treat duodenal ulcer. The other four drugs are traditional Chinese medicine in capsules, tablets and ointment for the treatment of chronic prostate infection, psoriasis, influenza and meridian pain, respectively. As a result, our wholesale revenues for the year ended December 31, 2010 increased.  We anticipate that our wholesale revenues will decrease in fiscal 2011since: (i) our new Beijing building is in construction and we cannot manufacture our products in our factory before our new Beijing  building may be put into service, (ii) we will lose revenue from Muxin (an eye drop) which is one of our self-branded products due to the termination of our out-sourcing manufacture agreement, and (iii) we have limited warehouse space to store our drugs before our new Beijing building may be put into service. We expect these problems can be solved in the fourth quarter of fiscal 2011. Therefore, we expect our wholesale revenues will increase in fiscal 2012.

•

For the year ended December 31, 2010, retail revenues increased by $9,644,227 or 82.9%, compared to retail revenues for the year ended December 31, 2009. At the end of fiscal 2009, we engaged a general manager for our Over-the-Counter Drug Division that manages our own ten drug stores’ sales, and the newly created direct sales to other Over-the-Counter drug stores in Beijing. The general manager has strong management skills in medical sales and marketing and logistics and is an expert in delivery of services to drug stores in Beijing. In fiscal 2010, we served more than 1,000 other Over-the-Counter drug stores in Beijing. Due to the growth and success of our OTC Drug Division’s sales force, our retail revenues for the fiscal year of 2010 substantially increased. We expect our retail revenue from our own ten drug stores will remain in its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the future.

Cost of Revenues

Overall, cost of revenues for the year ended December 31, 2010 increased $7,864,479 or 31.4% as compared to the total cost of revenues for the year ended December 31, 2009. Our total cost of revenues as a percentage of total net revenues for the year ended December 31, 2010 increased to 45.3% from 44.4% for the year ended December 31, 2009. Cost of revenues as a percentage of net revenues from our wholesale operations decreased from 37.2% for the year ended December 31, 2009 to 32.7% for the year ended December 31, 2010. In the 2010 period, 13% of cost of revenues attributable to our wholesale operations was attributable to the cost of the five new drugs which were added to our wholesale distribution channel in fiscal 2010 and 87% of cost of revenues attributable to our wholesale operations was attributable to the cost of our other fifteen drugs. In the 2009 period, 100% of cost of revenues attributable to our wholesale operations was attributable to the cost of our other fifteen drugs. The different revenue mix in the 2010 period had an effect of lowering cost of revenues as a percentage of revenues as compared to the 2009 period. Cost of revenues as a percentage of net revenues from our retail operations for the year ended December 31, 2010 increased to 75.7% from 71.7% for the year ended December 31, 2009.  In fiscal 2010, one of our warehouses was removed from service in order to construct the new building in Beijing. Therefore, our remaining warehouse space could not meet our demand in 2010. We addressed this issue by shortening the storage period for our inventory and by reducing our unit sales price. As a result, the cost of revenues as a percentage of net revenues from our retail operations increased. We expect our total cost of revenues as a percentage of total net revenues will remain in its current level in the near future.

Gross Profit

Gross profit for the year ended December 31, 2010 was $39,780,419 or 54.7% of total net revenues, as compared to $31,430,728 or 55.6% of total net revenues for the year ended December 31, 2009. We expect that our gross profit margin will maintain in its current level with minimal growth in the near future.

Operating Expenses

Total operating expenses for the year ended December 31, 2010 were $25,257,935, as compared to total operating expenses of $13,453,914 for the year ended December 31, 2009, an increase of $11,804,021 or 87.7%. This increase included the following:

For the year ended December 31, 2010, selling expenses amounted to $10,392,378 as compared to $8,040,161 for the year ended December 31, 2009, an increase of $2,352,217 or 29.3%. For the year ended December 31, 2010, selling expenses as a percentage of total net revenues was 14.3% while for the year ended December 31, 2009, selling expenses as a percentage of total net revenues was 14.2%. This increase of selling expenses is primarily attributable to the increase of our sales revenues. We expect our selling expenses will increase in the near future since we anticipate that our sales revenues will increase in the fiscal year of 2011.

For the year ended December 31, 2010, research and development expenses amounted to $86,545 as compared to $0 for the year ended December 31, 2009, an increase of $86,545 or 100%. The increase was attributable to a research and development agreement with a third party for the clinical trial of the Laevo-Bambuterol drug entered into in August 2010, which agreement has a term of six months. We expect our research and development expense to continue to increase in the near future since the Laevo-Bambuterol drug is in clinical trials and Gliclazide-Controlled Release Tablets and Isosorbide Mononitrate Tablets are waiting for approval to initiate clinical trials.

For the year ended December 31, 2010, a one-time loss on impairment of property and equipment amounted to $6,762,659 as compared to $1,719,884 for the year ended December 31, 2009, an increase of $5,042,775 or 293.2%. We purchased 1,000 MU (approximately 667,000 square meters) of land in Inner Mongolia in 2008. We had originally intended to build a pharmaceutical manufacturing and storage facility on a portion of the property. The construction began in August 2008 and stopped because priority of capital expenditure was given to the need to build the new building complex in Beijing as the relevant land was upgraded to industrial use in 2009. In March 2010, we began construction on a facility in Beijing after receiving permission from the Beijing Chaoyang District Planning Bureau. The new building will house our Research and Development center, manufacturing operations, storage facilities, sales and administrative offices and employee apartments. The building will become our new corporate headquarters following its completion and management expects to move into the building by the end of fiscal 2011.  Our management currently believes it is probable that we will not move forward with the construction of our planned facility in Inner Mongolia in order to focus our efforts and resources on expanding our core business in Beijing. Therefore, we recorded an impairment loss on the entire construction-in-progress which is located in Inner Mongolia of $6,762,659 in fiscal 2010. We recorded an impairment loss on property and equipment of $1,719,884 to recognize the portion of a Beijing En Ze Jia Shi building that was demolished in order to construct our new building in fiscal 2009.

For the year ended December 31, 2010, general and administrative expenses were $8,016,353, as compared to general and administrative expenses of $3,693,869 for the year ended December 31, 2009, an increase of $4,322,484 or 117.0%. These changes are summarized below:

	2010	2009
Salaries and related benefits	$1,585,943	$724,125
Amortization and depreciation expenses	2,247,768	1,586,630
Rent	308,164	301,994
Travel and entertainment	188,274	261,115
Professional fees	3,441,429	423,804
Other	244,775	396,201
Total	$8,016,353	$3,693,869

The changes in these expenses from the year ended December 31, 2010 as compared to the year ended December 31, 2009 included the following:

•

Salaries and related benefits increased $861,818 or 119.0%, which was mainly attributable to an increase in bonus for employees of approximately $885,000 in order to motivate our staffs and to ensure a stable and loyal work team for our long term benefit and success offset by a decrease in salaries paid to our employees of approximately $18,000 and a decrease in benefits for employees of approximately $5,000.  We anticipate that our salaries and related benefits will remain at its current level with minimal increase in the near future.

•

Amortization of our intangible assets and depreciation on our property and equipment increased by $661,138 or 41.7%, which was primarily attributable to an increase in amortization from land use rights of approximately $207,000 and an increase in depreciation on fixed assets of approximately $454,000.  During the year ended December 31, 2010, we did not generate any production activity and we charged all of depreciation from our manufacturing machinery and equipment to general and administrative expenses. While, for the year ended December 31, 2009, we performed some production and we charged all of depreciation from our manufacturing facilities to finished goods and cost of revenues, if it was sold.  Therefore, for the fiscal year 2010, general and administrative expenses from depreciation on property and equipment increased by approximately $454,000 even though total depreciation only increased by approximately $54,000 as compared to fiscal year 2009.

•

Travel and entertainment decreased $72,841 or 27.9% which was mainly attributable to less travel and entertainment activities in the year ended December 31, 2010 as compared to the travel and entertainment activities in the year ended December 31, 2009.

•

Professional fees increased $3,017,625 or 712.0%, which was primarily attributable to an increase in fees related to our consultants’ service of approximately $2,301,000 for corporate affairs and development, an increase in fees paid for our investor relations service of approximately $119,000, an increase in fees paid for our attorney service of approximately $298,000, and an increase in other miscellaneous items of approximately $300,000.

•

Other general and administrative expenses, which included office supplies, general management fees, car insurance, postage and other office expenses, decreased by $151,426 or 38.2%  reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from Operations

As a result of forgoing, we reported income from operations of $14,522,484 for the year ended December 31, 2010 as compared to income from operations of $17,976,814 for the year ended December 31, 2009, a decrease of $3,454,330 or 19.2%.

Other Income (Expense)

For the year ended December 31, 2010, we had a total net other income of $122,751, while we had a total net other expense of $1,175,840 for the year ended December 31, 2009. The change in total net other income (expense) was primarily attributable to:

•

For the year ended December 31, 2010, our debt issuance costs amounted to $52,226 as compared to $412,184 for the year ended December 31, 2009, a decrease of $359,958 or 87.3%. The decrease was attributable to the decrease in amortization amount on debt issuance costs associated with the issuance of February 2008 Series A Convertible Preferred Stock for which we amortized on a 24-month period and began our amortization on the February 2008 debt issuance costs in March 2008. Debt issuance costs were fully amortized in February 2010. We recorded two-month period amortization amount in fiscal 2010 while we recorded twelve-month period amortization amount in fiscal 2009.

•

For the year ended December 31, 2010, other income was $784,461 as compared to $1,342,197 for the year ended December 31, 2009, a decrease of $557,736 or 41.6%. The decrease in other income was mainly attributable to: (i) a decrease in leasing income of approximately $9,000. We sublease certain portions of our retail stores and counter spaces to various other vendors which generate leasing revenues. The slight decrease in leasing income was primarily attributable to the less spaces were rented out. (ii) a decrease in income from third-party manufacturing activities of approximately $514,000. For third-party manufacturing, customers supply the raw materials and we are paid a fee for manufacturing their products. For the fiscal year of 2010, we did not generate any income from third-party manufacturing since we did not occur any third-party manufacturing activities and our prior customers built their own facilities and can manufacture their products at lower costs in their own factories. We do not anticipate that we will generate income from third-party manufacturing in the near future since we do not expect to find any customer with third-party manufacturing contracts. (iii) a decrease in income from research and development and lab testing services of approximately $35,000. We performed research and development and lab testing projects for various third parties and performed drug testing and analysis for various third parties in fiscal 2009, while we did not perform any research and development and lab testing project for any third parties in fiscal 2010. Our historical customers for these services purchased related machinery and they can do similar research and development and lab testing in their own labs at a lower price and decided not to use our services in fiscal 2010. We do not expect that we will generate any income from research and development and lab testing in the near future since we do not anticipate finding any new customer with research and development and lab testing project.

•

For the year ended December 31, 2010, interest expense was $612,626 as compared to $2,154,373 for the year ended December 31, 2009, a decrease of $1,541,747 or 71.6%. The decrease in interest expense was primarily attributable to a decrease in amortization of debt discount associated with the February 2008 Series A Convertible Preferred Stock of approximately $1,044,000, a decrease in accrued dividend for the February 2008 Series A Convertible Preferred Stock of approximately $347,000, a decrease in interest of approximately $338,000 in connection with the transfer of a portion of escrow shares to the purchasers of February 2008 Series A Convertible Preferred Stock offset by an increase in interest of approximately $185,000 from the beneficial conversion feature of the second year interest shares and an increase in interest of approximately $2,000 in connection with the related parties notes payable.

Income Taxes

For the year ended December 31, 2010, our income tax expense was $220,292, as compared to $368,680 for the year ended December 31, 2009, a decrease of $148,388 or 40.2%.  The decrease in income tax expense was mainly attributable to the decrease in taxable income generated by our operating entities.

Net Income

As a result of these factors, we reported net income of $14,424,943 for the year ended December 31, 2010 as compared to net income of $16,432,294 for the year ended December 31, 2009. This translated to basic earnings per common share of $0.55 and $0.74, and diluted earnings per common share of $0.54 and $0.66, for the years ended December 31, 2010 and 2009, respectively.

Other Comprehensive Income

The functional currency of our operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). The financial statements of our operating subsidiaries and affiliates are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,789,989 for the year ended December 31, 2010 as compared to $131,989 for the year ended December 31, 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had comprehensive income for the year ended December 31, 2010 of $17,214,932, compared with $16,564,283 for the year ended December 31, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At December 31, 2010 and 2009, we had a cash balance of $1,339,972 and $3,945,740, respectively. These funds are distributed in financial institutions located in China.

Our working capital increased $1,443,520 to working capital deficit of $3,509,214 at December 31, 2010 from working capital deficit of $4,952,734 at December 31, 2009. This increase in working capital is primarily attributed to an increase in accounts receivable of approximately $0.19 million, a decrease in taxes payable of approximately $1.11 million due to the payments made to tax authority in fiscal 2010, a decrease in unearned revenue of approximately $0.66 million due to the recognition of unearned revenue in fiscal 2010, a decrease in Series A convertible redeemable preferred stock of approximately $4.17 million due to the conversion of convertible redeemable preferred stock into common shares and reclassification of convertible redeemable preferred stock into permanent equity as discussed in elsewhere in this report; offset by a decrease in cash of approximately $2.61 million, a decrease in inventories of approximately $0.41 million due to a storage room being removed from service in fiscal 2010, a decrease in prepaid expenses (current portion) of approximately $0.28 million, a decrease in deferred debt costs of approximately $0.05 million, an increase in accounts payable of approximately $0.04 million, an increase in other payables and accrued liabilities of approximately $0.75 million which was mainly attributable of the increase in refundable deposit of approximately $5,000, the increase in accrued and unpaid sales commission of approximately $196,000, the increase in accrued and unpaid payroll and employees benefit of approximately $776,000 and the increase in other items of approximately $252,000 offset by the decrease in construction payable of approximately $195,000 and the decrease in accrued interest for convertible redeemable preferred stock of approximately $285,000; and an increase in due to related parties (current portion) of approximately $0.55 million due to the increase in current portion of assignment fee payable of approximately $272,000 and the increase in payments made by Dr. Liu, our CEO, on behalf of the Company of approximately $229,000 and the increase from other items of approximately $51,000.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets as of December 31, 2010 and 2009 and does not necessarily reflect changes in assets and liabilities reflected on our cash flow statement, for which we use the average foreign exchange rate during the period to calculate these changes.

Our balance sheet as of December 31, 2010 also reflects notes payable to related parties of $5,241,829 due on December 30, 2015 which was a series of working capital loans made to us since December 31, 2005 by the Company’s Chief Executive Officer, his wife, Chief Executive Officer’s father-in-law and two employees of the Company. These loans bear interest based on a floating annual interest rate, which is 80% of China bank interest rate and are unsecured. During the year ended December 31, 2010, we did not repay any portion of the principal of these loan balances.

Net cash provided by operating activities for the year ended December 31, 2010 was $26,775,776 as compared to net cash provided by operating activities of $31,362,466 for the year ended December 31, 2009. For the year ended December 31, 2010, net cash provided by operating activities was primarily attributable to net income of $14,424,943 and the add back of non-cash charges such as depreciation of $480,046, amortization of intangible assets of $1,767,722, a one-time loss on impairment of $6,762,659 on property and equipment as discussed in elsewhere of the report, amortization of deferred debt issuance costs of $52,226, amortization of discount on convertible redeemable preferred stock of $151,553, warrants issued for service of $170,041, interest expense attributable to beneficial conversion feature of preferred shares of $184,660, stock issued for service of $765,749 and stock issued for compensation of $246,000. In addition, the receipt of cash from changes in operating assets and  liabilities such as: a decrease in inventories of $429,879, a decrease in prepaid expenses of $1,654,229, an increase in accounts payable of $36,898, in increase in other payables and accrued liabilities of $1,173,055, and an increase in due to related parties of $467,088, offset by the use of cash from changes in operating assets and liabilities such as: an increase in accounts receivable of $124,976, a decrease in taxes payable of $1,184,209, and a decrease in unearned revenue of $681,787.

For the year ended December 31, 2009, net cash provided by operating activities was primarily attributable to net income of $16,432,294, and the add back of depreciation of $425,895, amortization of intangible assets of $1,560,466, a one-time loss form fixed assets impairment of $1,719,884, amortization of deferred debt issuance costs of $412,184, amortization of discount on convertible redeemable preferred stock of $1,196,106, amortization of prepaid expense attributable to warrants of $14,849, stock based compensation of $282,083 and interest expenses caused by escrow shares transfer of $337,500. In addition, the receipt of cash from operations from assets and liabilities such as: a decrease in accounts receivable of $4,361,619, a decrease in other receivable – related party of $2,031,902, a decrease in inventories of $2,755,869, an increase in other payables and accrued liabilities of $1,054,423, an increase in unearned revenue of $596,414 and an increase in due to related parties of $237,452 offset by the use of cash from changes in operating assets and liabilities such as: a decrease in accounts payable of $172,330 and a decrease in taxes payable of $1,895,451.

Net cash used in investing activities for the year ended December 31, 2010 amounted to $29,448,568 which was attributable to the purchase of property and equipment. For the year ended December 31, 2009, net cash used in investing activities was attributable to installments on intangible assets of $17,581,071, and the purchase of property and equipment of $11,118,884.

Net cash provided by financing activities for the years ended December 31, 2010 and 2009 was $0.

We reported a net decrease in cash for the year ended December 31, 2010 of $2,605,768 as compared to a net increase in cash of $2,666,932 for the year ended December 31, 2009.

We estimate that our working capital is not sufficient to fund our current operations for the next 12 months. Lotus East has historically funded its capital expenditures from its working capital. As of December 31, 2010, Lotus East has contractual commitments of approximately $52 million related to a Technology Transfer Agreement and the construction of the new facility in Inner Mongolia and a New Drug Patent Transfer Agreement and a research and development agreement. While it intends to fund the costs with its existing working capital associated with the Technology Transfer Agreement and the New Drug Patent Transfer Agreement and the research and development agreement and a portion of the construction of the new facility in Inner Mongolia, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. Our ability to fully fund the costs associated with the new facility in Inner Mongolia is materially dependent upon our ability to obtain secured bank financing and/or government grants and/or other third party finance.

There is no guarantee that Lotus East can obtain these financings on favorable terms at the right time. Although the Chinese government has announced an economic stimulation plan, there is no guarantee that we will be awarded the government grants successfully. While Lotus East’s management believes the Company will be successful in securing the necessary funding through its increasing revenue, faster collections on receivables, and continuing discussions with various commercial banks, there are no assurances that the funding will be available in the amounts or at the time required to meet Lotus East’s commitments. In the event that Lotus East is not successful in obtaining the funds it needs for the Technology Transfer Agreement and the New Drug Patent Transfer Agreement, it is possible that it could default under the terms of the two agreements and forfeit any funds paid to date. If Lotus East fails to obtain all of the funding necessary to complete the construction of the new facility in Inner Mongolia, which is estimated to be approximately $48.3 million in the next few years, it could get back approximately $34 million for the payments on the land use right, which is refundable if the Chinese local government does not grant it land use right certificate.

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

The following tables summarize our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Related parties indebtedness	$7,055,535	$1,813,706	$—	$5,241,829	$—
Interest payment on notes payable – related parties	$869,067	$—	$—	$869,067	$—
Technology purchase obligations	$1,663,692	$831,846	$831,846	$—	$—
New drug patent purchase obligations	$453,734	$453,734	$—	$—	$—
Construction obligations in Inner Mongolia	$48,398,318	$—	$18,149,369	$30,248,949	$—
Obligations from research and development agreement	$1,480,989	$1,480,989	$—	$—	$—
Total contractual obligations	$59,921,335	$4,580,275	$18,981,215	$36,359,845	$—

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010, due to the material weaknesses that we identified in internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified material weaknesses and determined that our internal controls over financial reporting were not effective as of that date. The material weaknesses related to the following:

1.  Accounting and Finance Personnel Weaknesses -  The current staff in our accounting department does not have extensive experience in U.S. GAAP, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel, and segregation of duties resulted in ineffective financial reporting functions.

2.  Lack of internal audit function– The Company lacks qualified personnel to perform the internal audit functions. We may not be able to detect errors in a timely manner in certain key areas like revenue recognition, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper costing of our products. In addition, the scope of the internal audit function is not yet developed.

During the year ended December 31, 2010, our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements.   Our current accounting department responsible for financial reporting for the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required for U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they will require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

3.  Insufficient segregation of duties in the financial reporting process– We lack accounting staff with adequate US GAAP expertise, the Company was unable to meet the segregation of duties requirements in the US GAAP reporting process to ensure proper review and approval functions.

Remediation Measures of Material Weakness

We have implemented, or plan to implement, the measures described below under the supervision and guidance of our management to remediate the above material weaknesses and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to, the following activities, which have been implemented, or are in the process of implementation, as of the date of filing of this Annual Report:

•

We plan to engage a consultant or consulting firm in 2011, to review, evaluate and identify inadequacies of our existing internal control procedures, and to make recommendation and implement changes as necessary for the improvement of our internal controls.

•

We will continue to bring in additional qualified financial personnel for the accounting department to further strengthen our financial reporting function. We have started training our internal accounting staff in US GAAP and financial reporting requirements.

•

In December 2010, our Board of Directors formed an Audit Committee, which includes three independent directors, two of whom qualify as a “financial expert” by the standard of the SEC. The Audit Committee will assist the Board in fulfilling its oversight responsibility relating to the quality and integrity of our financial reporting.

•

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

The following individuals serve as our current executive officers and members of our Board of Directors:

Name	Age	Positions held:
Dr. Zhongyi Liu	50	Chief Executive Officer, President, and Chairman of the Board of Directors
Ms. Yan Zeng	42	Chief Financial Officer
Mr. Xing Shen	40	Vice President of Corporate Development
Mr. Michael Toups (1)(2)(3)	45	Director
Mr. Lijun Fan (1)(2)(3)	42	Director
Mr. Zhaohui Li (1)(2)(3)	42	Director
Mr. Jun Lu	31	Director

(1)   Member of Audit Committee.

(2)   Member of Nominating Committee.

(3)   Member of Compensation Committee.

BIOGRAPHICAL INFORMATION

Dr. Zhongyi Liu. Dr. Liu has served as Chairman of the Board and Chief Executive Officer of Lotus since September 2006 and he has also served in those positions at Lotus International since founding that company in August 2006. Dr. Liu is also the Chairman, Deputy Chief Physician and founder of Liang Fang and founder and General Manager of En Ze Jia Shi. As a researcher and medical student, Dr. Liu excelled in the development of many new drugs which are widely used in China today. While worked for the Chinese Government in 1992, he established the Research Center of Space Flight Biological Engineering Technology, and continued his renowned research related to incretion diseases. Four years later, entering the private sector and invigorated by burgeoning capitalism in China, Dr. Liu started his first pharmaceutical company in Beijing. He earned his Master's Degree in Endocrinology from Beijing Xiehe Medical School, after finished his undergraduate studies in Inner Mongolia Medicine College located in Inner Mongolia, China. He is a majority stockholder in each of Liang Fang and En Ze Jia Shi. The Board believes that Dr. Liu has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive experience in the medical research industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business.  Dr. Liu is not a member of the board of directors for any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years. Dr. Liu’s experience as Chief Executive Officer led to the conclusion he should serve on the board of directors given the Company’s business and structure.

Ms. Yan Zeng. Ms. Zeng has served as Chief Financial Officer for Lotus Pharmaceuticals, Inc. since September 22, 2010 (except for a period in September 2010). Ms. Zeng has over ten years experience as a financial manager and auditor for Chinese based companies. From September 3, 2010 to September 21, 2010, Ms. Zeng served as an accountant for Beijing Liang Fang Pharmaceutical Ltd.. From May 1, 2009 to September 2, 2010, Ms. Zeng served as Chief Financial Officer of Lotus Pharmaceuticals, Inc..  From 2008 to April 30, 2009, Ms. Zeng has been an accountant for Beijing Liang Fang Pharmaceutical Ltd., a subsidiary of Lotus Pharmaceuticals, Inc.. From 2005 to 2008, Ms. Zeng was a registered accountant in Beijing Topson Certified Public Accountants, where she conducted auditing and provided financial counsel for public companies. From 2004 to 2005, Ms. Zeng was a financial manager for Beijing Unite Youbang Science and Technology Ltd. Ms. Zeng is a CPA in China with bachelor degree in Business from Beijing Information Science & Technology University.

Mr. Xing Shen. Mr. Shen has served as Vice President of Corporate Development since September 2010. Mr. Shen has been with the Company since July 2009. From July 2006 through May 2009, Mr. Shen was an associate equity analyst for RBC Capital Markets, where he co-covered approximately 30 companies in the biotech industry. Mr. Shen received a Masters of Business Administration in 2006 and a Doctorate in Molecular Cancer Biology in 2000 from Duke University. Mr. Shen received a Master of Science in plant molecular biology from Peking University in 1995 and a Bachelor of Science in Virology from Wuhan University in 1992. Mr. Shen has received Series 7, 63, 86 and 87 licenses from Finra and is a Chartered Financial Analyst (CFA) level one candidate.

Mr. Michael Toups. Mr. Toups has been a member of our Board of Directors since December 2010. Mr. Toups is an accounting and corporate finance executive with 20 years of experience in senior management with specialties in business strategy, M&A and international trade. He has middle-market corporate finance experience across a variety of industries as both principal and advisor and has served in roles as the CFO, COO, and director of private and publicly traded companies. Mr. Toups’ expertise includes PCAOB audits, SEC reporting, Sarbanes-Oxley compliance and investor relations. Mr. Toups is also well-versed in Chinese business practices and has directed strategic planning for Asia-based companies for over 12 years. Most recently, since June 2010, Mr. Toups has served as the CFO for Longwei Petroleum Investment Holding Limited, a China-based petroleum distributor. Since September 2010, Mr. Toups has also served as the CFO of China Bilingual Technology & Education Group, a China-based education company operating K-12 private boarding schools. Mr. Toups has previously served as Director of Asia Investment Banking, Midtown Partners & Co. from December 2007 to July 2010 and as the CFO and Director of Nork Lighting, a China-based manufacturer and the largest retailer of high-end residential lighting products in China from December 2007 to July 2010. From January 2001 to December 2007, he served as president of Peak Crown, a consulting company for the import of products from Asia and financial services. Mr. Toups holds an MBA in Finance from the University of Notre Dame and a BBA in Finance from Texas Christian University. Mr.Toups’s financial and public company director experience led to the conclusion he should serve on the Company’s board of directors given the Company’s business and structure.

Mr. Lijun Fan. Mr. Fan has been a member of our Board of Directors since December 2010. Since 2009, Mr. Fan has served as President and CEO of Jolyvia International, Inc., which manufactures independent brand cosmetics and operates Jolyvia Beauty SPA national chain stores in China. From 2003 to 2009, he was the general manager and director of Jourdeness International Inc., where he was responsible for the expansion of direct-to-consumer cosmetics and beauty chain SPA in China. Previously, from 1997 to 2003, he was the general manager and founder of Zhuhai Yi Sheng Development Co., a sales distributor for cosmetics and personal care products, and sales manager for Zhuhai Dong Da Biological Pharmaceutical Co.. Mr. Fan holds a Bachelor of Science degree in biology from Jinan University. Mr. Fan’s scientific, marketing and manufacturing experience and knowledge led to the conclusion he should serve on the Company’s board of directors given the Company’s business and structure.

Mr. Zhaohui Li. Mr. Li has been a member of our Board of Directors since December 2010. Since 1998, Mr. Li has served as a professor and the director of the Department of Assisted Reproduction at China Three Gorges University School of Medicine. Previously, from 1995 to 1998, Mr. Li has served as Assistant to the General Manager and Director of Marketing at Guangdong Zhuhai Dong Da Biological Pharmaceutical Co. and General Manager at Guangdong Zhuhai Dong Wu Pharmaceutical Co.. He holds a Master of Science degree from the Institute of Biochemistry at the Chinese Academy of Sciences and a Bachelor of Science degree in biology from Peking University. Mr. Li’s scientific and medical knowledge and experience led to the conclusion he should serve on the Company’s board of directors given the Company’s business and structure.

Mr. Jun Lu. Mr. Lu has been a member of our Board of Directors since December 2010. Mr. Lu has been the head of research and development for Lotus Pharmaceuticals since 2006 and previously, from 2001 to 2003, worked at Beijing Double-Crane Pharmaceutical Co., Ltd. Mr. Lu holds both a Master's and a Bachelor's degree in pharmacy from ShenYang Pharmaceutical University. His research focuses on various new pharmaceutical dosage forms, especially in osmotic pump-controlled release. Mr. Lu has published six papers in well-known peer-reviewed journals and filed four patents, two of which have been granted. Mr. Lu’s experience as head of research and development at the Company led to the conclusion he should serve on the Company’s board of directors given the Company’s business and structure.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of the current officers or directors of the Company have been the subject of litigation over the past ten years nor was any the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

DIRECTOR QUALIFICATIONS

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

FAMILY RELATIONSHIPS

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms furnished to us and to the best of our knowledge, we believe that, during fiscal year 2010, our current and prior directors who are Zhongyi Liu, Ian Ashley, Ping Li, Jin Liu, Xuemei Xian, Zhenghong Song, Michael Toups, Lijun Fan, Zhaohui Li and Jun Lu have not timely filed the required Forms.

CODE OF ETHICS

We have adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, and principal accounting officer. We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to 16 Cheng Zhuang Road, Feng Tai District, Beijing, 100071, People’s Republic of China. Attention: Corporate Secretary. In addition, we have filed a copy of the Financial Code of Ethics with the Securities and Exchange Commission as an exhibit to this report, and posted the Code of Ethics on our website at www.lotuspharma.com.

COMMITTEES OF THE BOARD OF DIRECTORS

On December 22, 2010 our Board of Directors established an Audit Committee, a Nominating Committee and a Compensation Committee. Prior to the establishment of these committees, our Board did not have any committee and the functions of those committees were being undertaken by the entire Board as a whole. Information concerning the current membership and function of each committee is as follows:

Committee	Chair	Member	Member
Audit	Lijun Fan	Zhaohui Li	Michael Toups
Compensation	Zhaohui Li	Lijun Fan	Michael Toups
Nominating	Michael Toups	Zhaohui Li	Lijun Fan

Audit Committee

The Audit Committee assists the Board in fulfilling its oversight responsibility relating to the quality and integrity of our financial reporting practices. The primary purposes of the Audit Committee are to oversee on behalf of the Board:

•	our accounting and financial reporting processes and the integrity of our financial statements;
•	the audits of our financial statements and the appointment, compensation, qualifications, independence and performance of our independent auditors;
•	our compliance with legal and regulatory requirements;
•	the qualitative aspects of financial reports to our shareholders; and
•	the performance of our internal audit function and internal control over financial reporting.

The Audit Committee is composed of three directors, all of whom have been determined by the Board of Directors to be “independent,” as defined by the NYSE Amex Company Guide. The Audit Committee Charter requires that all members of the Audit Committee must be financially literate and at least one member must be an “audit committee financial expert” as defined in the SEC’s rules. The Board has determined that Mr. Fan and Mr. Toups qualifies as an “audit committee financial expert” as defined by the SEC.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans. The Chief Executive Officer provides input to the Compensation Committee with respect to the individual performance and compensation recommendations for the other executive officers. The Compensation Committee is composed of three directors, all of whom have been determined by the Board of Directors to be “independent,” as defined by the NYSE Amex Company Guide.

Nominating Committee

The Nominating Committee assists the Board in:

•	identifying individuals qualified to become board members and recommending to the Board the nominees for election as directors at the next annual meeting of shareholders,
•	overseeing, reviewing and making periodic recommendations concerning our corporate governance policies, and
•	advising on matters of organization, management succession plans, major changes in organizational structure and conduct of Board activities.

The Nominating Committee is comprised of three members, all of whom have been determined by the Board of Directors to be “independent,” as defined by the NYSE Amex Company Guide.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Dr. Liu has served as our Chairman since September 2006. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Changes in Nominating Procedures

During the year ended December 31, 2010, the board of directors established the Nominating Committee, as discussed above.

ITEM 11. EXECUTIVE COMPENSATION.

The following table is a summary of the compensation we paid for each of the last two fiscal years ended December 31, 2010 and 2009, respectively (unless otherwise provided) to the persons who acted as our principal executive officers during the two years. No other executive officers received compensation in excess of $100,000 in these two years. The value attributable to any option awards, if any, is computed in accordance with FASB ASC Topic 718. In fiscal 2010 and 2009, we did not grant any option to executive officers or directors.

Summary Compensation Table
Name and Principal position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Zhongyi Liu (1)	2010	180,000	0	0	0	0	0	0	180,000
	2009	180,000	0	0	0	0	0	0	180,000

(1)

Dr. Liu has served as our Chief Executive Officer and President since September 28, 2006. Dr. Liu’s did not have any other compensation for 2010 and 2009. Compensation amounts reflected for Dr. Liu for each of 2010 and 2009 exclude any payments to him for his services as a director or pursuant to the terms of the assignment agreement entered into between Dr. Liu and Lotus East in October 2006 in conjunction with the loan agreement and contract with Wu Lan Cha Bu Emergency Hospital. See Director Compensation below and Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

RETIREMENT BENEFITS

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our named executive officers.

PERQUISITES

We have not provided our named executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

NONQUALIFIED DEFINED CONTRIBUTION AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

We currently have no defined contribution or other plans that provide for the deferral of compensation to our named executive officers on a basis that is not tax-qualified.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There are no unexercised options; stock that has not vested; or equity incentive plan awards held by any named executive officer outstanding as of December 31, 2010.

DIRECTORS COMPENSATION

The following table provides information concerning the compensation of members of our Board of Directors for each of their services as a director during our fiscal year ended December 31, 2010.

Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)(1)	Option Awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified Deferred Compensation earnings ($) (f)	All other Compensation ($) (g)	Total ($) (h)
Zhongyi Liu	0	11,000	0	0	0	0	11,000
Ian Ashley (2)	0	11,000	0	0	0	0	11,000
Ping Li (3)	0	11,000	0	0	0	0	11,000
Jin Liu (4)	0	11,000	0	0	0	0	11,000
Xuemei Xian (5)	0	11,000	0	0	0	0	11,000
Zhenghong Song (6)	0	11,000	0	0	0	0	11,000
Michael Toups (7)	0	0	0	0	0	0	0
Lijun Fan (8)	0	0	0	0	0	0	0
Zhaohui Li (9)	0	0	0	0	0	0	0
Jun Lu (10)	0	0	0	0	0	0	0

(1)

The amounts included in the “Stock awards” column represent the fair market value of 5,000 shares of our common stock issued to each of directors as compensation for their services on our Board of Directors.

(2)	Ian Ashley resigned as a member of our Board of Directors in October 2010.
(3)	Ping Li resigned as a member of our Board of Directors in December 2010.
(4)	Jin Liu resigned as a member of our Board of Directors in December 2010.
(5)	Xuemei Xian resigned as a member of our Board of Directors in December 2010.
(6)	Zhenghong Song resigned as a member of our Board of Directors in December 2010.
(7)	Michael Toups appointed as a member of our Board of Directors in December 2010.
(8)	Lijun Fan appointed as a member of our Board of Directors in December 2010.
(9)	Zhaohui Li appointed as a member of our Board of Directors in December 2010.
(10)	Jun Lu appointed as a member of our Board of Directors in December 2010.

2010 STOCK INCENTIVE PLAN

The 2010 Stock Incentive Plan provides for the issuance of up to 1,500,000 shares of common stock to employees, directors, consultants and advisors of the Company and its subsidiaries. Awards may be in the form of stock options (including incentive stock options), stock appreciation rights, stock awards, and cash awards. The Plan is administered by the Company’s Board of Directors or a committee of the Board of Directors consisting of at least two directors who shall not be employees of the Company. Subject to the terms of the Plan, the Board of Directors as administrator has the sole discretion to select the directors, officers, employees, consultants and advisors who will receive awards, determine the terms and conditions of the awards, and interpret the provisions of the Plan and outstanding awards. The Board of Directors generally may amend or terminate the Plan at any time and for any reason, except that share and other award limitations cannot be increased and minimum stock option and stock appreciation right exercise prices cannot be changed unless such a plan amendment is approved by the Company’s stockholders. If any award under the Plan is cancelled prior to its exercise or vesting in full, or if the number of shares subject to an award is reduced for any reason, the shares of the Company’s common stock that are no longer subject to such award will be returned to the available pool of shares reserved for issuance under the Plan. As of the filing date of this report, the Company had issued a total of 5,000 shares of common stock.

RISK MANAGEMENT

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At March 28, 2011 we had 27,747,131 shares of common stock issued and outstanding and 607,107 shares of Series A Preferred Stock issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held, and each holder of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted. Presently, the Series A Preferred Stock is convertible on a one Series A Preferred Stock for one-second common stock basis. The holders of the common stock and the Series A Preferred Stock vote together on all matters submitted to a vote of our stockholders, except that holders of Series A Preferred Stock are not entitled to vote in the election of our directors. The following table sets forth information known to us as of March 28, 2011 relating to the beneficial ownership of shares of our voting securities by:

•	each person who is known by us to be the beneficial owner of five percent or more of our outstanding voting stock;
•	each current director;
•	each current executive officer; and
•	all of our current executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of No. 16 Cheng Zhuang Road, Feng Tai District, Beijing, People's Republic of China, 100071. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership (1)
	Common Stock		Series A Preferred Stock
Name	# of Shares	% of Class	# of Shares	% of Class	% of Vote
Zhongyi Liu (2)	10,333,738	37.2%	0	n/a	37.2%
Yan Zeng	0	*	0	n/a	*
Michael Toups	20,000	*	0	n/a	*
Lijun Fan	20,000	*	0	n/a	*
Zhaohui Li	20,000	*	0	n/a	*
Jun Lu	20,000	*	0	n/a	*
Zhenghong Song (3)	3,464,000	12.5%	0	n/a	12.5%
All current officers and directors as a group (six persons)	10,413,738	37.5%	0	n/a	37.5%

* represents less than 1%

(1)	Based on 27,747,131 outstanding shares of Common Stock and 607,107 outstanding shares of Series A Preferred Stock as of March 28, 2011.
(2)	Dr. Liu’s holdings exclude the holdings of his wife, Mrs. Zhenghong Song, over which he disclaims beneficial ownership.
(3)	Mrs. Zhenghong Song is Dr. Liu’s wife. Mrs. Zhenghong Song’s holdings exclude the holdings of Dr. Liu over which she disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

PRC law currently limits foreign equity ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through the Contractual Arrangements with Lotus East and shareholders of Lotus East that were executed on September 6, 2006. Certain of our principal shareholders, executive officers and directors are also principal owners, executive officers and directors of Lotus East, including Dr. Zhongyi Liu.

Dr. Liu leases Lotus East two retail spaces for no charge on a month-to-month basis.

Our Chief Executive Officer and his spouse and several employees, from time to time, provided advances to us for working capital purpose. These advances are non-interest bearing, unsecured and payable on demand. At December 31, 2010, we had a payable to the chief executive officer and his spouse and these employees at an amount of $744,879 which was included in due to related parties on our balance sheet dated December 31, 2010.

On October 9, 2006, the Company entered into a five-year loan agreement and a contract with Wu Lan, whereby the Company agreed to lend Wu Lan approximately $4.5 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan agreed to grant the Company an exclusive right to supply all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. In October 2006, the Company’s Chief Executive Officer, Dr. Liu, lent this loan to Wu Lan on behalf of the Company. On October 21, 2006, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Dr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Dr. Liu accepted the assignment with all the risks and obligations but had no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Dr. Liu compensation for an aggregate of approximately $1.3 million (RMB 9 million) in 5 equal annual installments of approximately $272,000 (RMB 1.8 million) started from October 21, 2006. During fiscal 2010 and 2009, we did not pay anything to Dr. Liu for the liability incurred by the assignment in the agreement mentioned above. Dr. Liu agreed to allow the Company for deferring the installments in fiscal year 2010 and 2009 in order to ease the burden on the Company’s working capital needs. At December 31, 2010, amount due under this assignment agreement was $1,068,827, and was included in current portion of due to related parties on our balance sheet dated December 31, 2010.

Our Chief Executive Officer, Mrs. Zhenghong Song, Mr. Guoan Song who is Mrs. Zhenghong Song’s father and our Chief Executive Officer’s father-in-law, and two employees made a loan to us for working capital purpose on December 31, 2005. The loan is due on December 30, 2015 with variable annual interest at 80% of current bank rate and unsecured. According to the terms set forth in the loan agreement, the interest for the loan will be paid off on due date of the loan. The principal of the loan was included in long-term loan payable – related parties at an amount of $5,241,829 and the accrued and unpaid interest for the loan was included in long-term portion of due to related parties at an amount of $869,067 on our balance sheet dated December 31, 2010.

During the fiscal 2010, our Chief Executive Officer, Dr. Zhongyi Liu, from time to time, made payments to various unrelated third parties on behalf of us. At December 31, 2010, we had a payable to our Chief Executive Officer at an amount of $228,670 which was included in current portion of due to related parties on our balance sheet dated December 31, 2010.

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that Michael Toups, Lijun Fan and Zhaohui Li are “independent” as the term is used in NYSE Amex Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees billed by our current principal accountants, Friedman LLP for audit services related to the most two recent fiscal years, and for other professional services billed in the most recent fiscal year, were as follows:

	Fiscal Years Ended December 31,
Category	2010	2009
Audit Fees[1]	$70,000	$45,000
Audit Related Fees[2]	22,500	21,000
Tax Fees[3]	—	—
All Other Fees[4]	—	—
Total	$92,500	$66,000

[1]

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the independent auditors in connection with year-end statutory and regulatory filings or engagements.

[2]

Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q, 8-K and services that are normally provided by the independent auditors in connection with non year-end statutory and regulatory filings or engagements.

[3]

Consists of professional services rendered by our independent auditors for tax compliance, tax advice and tax planning. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

[4]	Consisted of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit, review and tax fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description
2.3

Share Exchange Agreement between S.E. Asia Trading Company, Inc., SEAA Stockholders and Lotus Pharmaceutical International, Inc. and the Lotus Pharmaceutical International, Inc. Stockholders dated September 6, 2006 (1)

3.1	Certificate of Amendment effective December 14, 2006 (5)
3.2	Charter of S.E. Asia Trading Company, Inc. as filed with the State of Nevada (2)
3.3	Bylaws (2)
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Redeemable Preferred Stock (8)
3.5	Amendment to Bylaws, dated February 18, 2011 (18)
4.1	Lotus Pharmaceuticals, Inc. 2010 Stock Incentive Plan (16)
4.2	Form of Series A Convertible Redeemable Preferred Stock Certificate (8)
5.1	Legal Opinion Concerning Lotus Pharmaceuticals, Inc. and its Subsidiaries/Affiliates dated February 5, 2008. (19)
10.1	Termination Agreement, dated as of July 20, 2010, by and between Lotus Pharmaceuticals, Inc. and YA Global Master SPV Ltd (15)
10.2	Operating Agreement between Lotus Pharmaceutical International, Inc., and Liang Fang, Liang Fang’s Majority Stockholders dated September 6, 2006 (3)
10.3	Proxy Agreement between Lotus Pharmaceutical International, Inc., Liang Fang, and Liang Fang s Majority Stockholders dated September 6, 2006 (3)
10.4	Option Agreement between Lotus Pharmaceutical International, Inc. and Liang Fang, Liang Fang Majority Stockholders dated September 6, 2006 (3)
10.5	Equity Pledge Agreement between Lotus Pharmaceutical International, Inc. and En Zhe Jia Shi Pharmaceutical Co., Ltd. and En Ze Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.6	Operating Agreement between Lotus Pharmaceutical International, Inc., and En Zhe Jia Shi, En Zhe Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.7	Proxy Agreement between Lotus Pharmaceutical International, Inc., En Zhe Jia Shi, and En Zhe Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.8	Option Agreement between Lotus Pharmaceutical International, Inc. and En Zhe Jia Shi, En Zhe Jia Shi’s Majority Stockholders dated September 6, 2006 (3)
10.9	Consulting Services Agreement between Lotus Pharmaceutical International, Inc. and Liang Fang Pharmaceutical Co., Ltd. dated September 6, 2006 (3)
10.10	Consulting Services Agreement between Lotus Pharmaceutical International, Inc., En Zhe Jia Shi Pharmaceutical Co., Ltd. dated September 6, 2006 (3)
10.11	Letter of Resignation by Mr. Thomas Miller to the Board of Directors of S.E. Asia Trading Company (3)

10.12	General Partnership Agreement between Genesis Equity Partners, LLC and Liang Fang Pharmaceutical, Ltd. dated March 15, 2006. (3)
10.13	Lease Agreement between Beijing Aoshikai Peace Lane Shopping Center and Liang Fang Pharmaceutical Co. Ltd. dated June 1, 2002. (3)
10.14	Lease Agreement between Beijing Aoshikai Peace Lane Shopping Center and Liang Fang Pharmaceutical Co. Ltd. dated June 1, 2005. (3)
10.15	Lease Agreement between Beijing Fengtai District Retired Officer Management Agency of General Logistics of P.L.A. and Liang Fang Pharmaceutical Co. Ltd. dated September 15, 2003. (3)
10.16	Lease Agreement between Beijing Fengtai District 2nd Sanatorium of General Logistics of P.L.A. and Liang Fang Pharmaceutical Co. Ltd. dated April 1, 2003. (3)
10.17	Lease Agreement between Beijing Qiji Investment and Management Center and Liang Fang Pharmaceutical Co. Ltd. dated October 10, 2005. (3)
10.18	Lease Agreement between Beijing South Palace Marketing Center and Liang Fang Pharmaceutical Co. Ltd. dated January 1, 2006. (3)
10.19	Lease Agreement between Beijing Xingfa Food Shop and Liang Fang Pharmaceutical Co. Ltd. dated January 1, 2006. (3)
10.20	Lease Agreement between Construction and Repair Agency of Haiying Group and Liang Fang Pharmaceutical Co. Ltd. dated December 31, 2000. (3)
10.21	Lease Agreement between Liu Zhongyi and Liang Fang Pharmaceutical Co. Ltd. Dated December 15, 2001. (3)
10.22	Lease Agreement between Real Estate Management Agency of General Logistics of P.L.A. and Drugstore (Wanshou Round Branch) of Liang Fang Pharmaceutical Co. Ltd. dated September 1, 2004. (3)
10.23	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Liu Zhongyi dated December 31, 2005. (3)
10.24	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Ma Zhaozhao dated December 31, 2005. (3)
10.25	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Song Guoan dated December 31, 2005. (3)
10.26	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Song Zhenghong dated December 31, 2005. (3)
10.27	Loan Agreement between Beijing En Ze Jia Shi Pharmaceutical Co., Ltd. and Zheng Guixin dated December 31, 2005. (3)
10.28	Letter Agreement among S.E. Asia Trading Company, Inc., Lynn Management, LLC and Dynacap Holdings Limited LLC dated September 13, 2006. (3)
10.29	Bill of Sale between S.E. Asia Trading Company, Inc. and Charles Smith dated September 25, 2006. (3)
10.30	Loan Agreement among Beijing Liang Fang Pharmaceutical Co., Ltd. and Wu Lan Cha Bu Emergency Hospital (English version) (7)
10.31	Loan Agreement among Beijing Liang Fang Pharmaceutical Co., Ltd. and Wu Lan Cha Bu Emergency Hospital (Chinese version) (7)
10.32	Contract among Wu Lan Cha Bu Emergency Hospital Center and Beijing Liang Fang Pharmaceutical Co., Ltd. dated October 10, 2006 (English version) (7)
10.33	Contract among Wu Lan Cha Bu Emergency Hospital Center and Beijing Liang Fang Pharmaceutical Co., Ltd. dated October 10, 2006 (Chinese version) (7)
10.34	Assignment agreement among Beijing Liang Fang Pharmaceuticals Co., Ltd. and Dr. Liu Zhong Yi dated October 10, 2006 (English version) (7)
10.35	Assignment agreement among Beijing Liang Fang Pharmaceuticals Co., Ltd. and Dr. Liu Zhong Yi dated October 10, 2006 (Chinese version) (7)
10.36

Convertible Redeemable Preferred Share and Warrant Purchase Agreement dated February 25, 2008 by and among Lotus Pharmaceuticals, Inc., its founders Dr. Liu Zhong Yi and Mrs. Song Zhenghong, and certain accredited investors (6)

10.37	Form of Escrow Agreement (6)
10.38	Form of Closing Escrow Agreement (6)
10.39	English translation of Technology Transfer Agreement dated April 25, 2008 by and between Bei Jing En Ze Jia Shi Pharmaceuticals LTD and Dong Guan Kai Fa Biologicals Medicine LTD (9)
10.40	English translation of Agreement dated June 3, 2008 by and between Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company, and Cha You Qian Qi Economy Commission. (10)
10.41	Yipubishan New Drug Certificate and Intellectual Property Right Transfer Contract (12)

10.42	Standby Equity Distribution Agreement between Lotus Pharmaceuticals Inc. and YA Global Master SPV Ltd (13)
10.43	Assignment of Agreement between Lotus Pharmaceutical International, Inc. and Lotus Century Pharmaceutical (Beijing) Technology dated August 20, 2007 (19).
14.1	Lotus Pharmaceuticals, Inc. Code of Business Conduct and Ethics*
16.1	Letter dated January 13, 2010 from Bagell, Josephs, Levine & Company, LLP. (14)
21.1	Subsidiaries of the company (7)
23.1	Consent of Friedman LLP *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
99.1	Certificate of Change (17)

*	Filed herewith
(1)	Incorporated by reference from the Current Report on Form 8-K filed on September 7, 2006.
(2)	Incorporated by reference from the registration statement on Form SB-1, SEC File No. 333-118898, filed on September 10, 2004, as amended.
(3)	Incorporated by reference from the Current Report on Form 8-K filed on October 5, 2006.
(4)	Incorporated by reference from the Current Report on Form 8-K filed on November 13, 2006.
(5)	Incorporated by reference from the Current Report on Form 8-K filed on December 19, 2006.
(6)	Incorporated by reference from the Current Report on Form 8-K filed on February 26, 2008.
(7)	Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(8)	Incorporated by reference from the Current Report on Form 8-K/A as filed on February 29, 2008.
(9)	Incorporated by reference from the Current Report on Form 8-K as filed on May 30, 2008.
(10)	Incorporated by reference from the Current Report on Form 8-K as filed on July 17, 2008.
(11)	Incorporated by reference from the Current Report on Form S-1 as filed on May 13, 2008.
(12)	Incorporated by reference from the Current Report on Form 8-K as filed on February 18, 2009.
(13)	Incorporated by reference from the Current Report on Form 8-K as filed on March 5, 2010
(14)	Incorporated by reference from the Current Report on Form 8-K as filed on January 15, 2010
(15)	Incorporated by reference from the Current Report on Form 8-K as filed on July 23, 2010
(16)	Incorporated by reference from the Registration Statement on Form S-8 as filed on September 3, 2010
(17)	Incorporated by reference from the Current Report on Form 8-K as filed on December 22, 2010
(18)	Incorporated by reference from the Current Report on Form 8-K as filed on February 23, 2011
(19)	Incorporated by reference from the Annual Report on Form 10-K as filed on March 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below on its behalf by the undersigned thereunto duly authorized.

LOTUS PHARMACEUTICALS, INC.

March 28, 2011	By:	/s/ Zhongyi Liu
Zhongyi Liu, Chief Executive Officer and President, principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Zhongyi Liu	Chief Executive Officer and Director,	March 28, 2011
Dr. Zhongyi Liu	principal executive officer

/s/ Ms. Yan Zeng	Chief Financial Officer,	March 28, 2011
Ms. Yan Zeng	principal financial and accounting officer

/s/ Mr. Michael Toups	Director	March 28, 2011
Mr. Michael Toups

/s/ Mr. Lijun Fan	Director	March 28, 2011
Mr. Lijun Fan

/s/ Mr. Zhaohui Li	Director	March 28, 2011
Mr. Zhaohui Li

/s/ Mr. Jun Lu	Director	March 28, 2011
Mr. Jun Lu

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets
As of December 31, 2010 and 2009	F-3

Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2010 and 2009	F-4

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 to F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lotus Pharmaceuticals Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lotus Pharmaceuticals Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. Lotus Pharmaceuticals Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lotus Pharmaceuticals Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

March 28, 2011

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$1,339,972	$3,945,740
Accounts receivable	1,973,150	1,784,194
Security deposit	16,682	16,132
Inventories	634,583	1,039,867
Prepaid expenses	577,077	856,691
Deferred debt costs	—	52,226

Total Current Assets	4,541,464	7,694,850

PROPERTY AND EQUIPMENT, net	39,337,935	16,223,775

OTHER ASSETS
Prepaid expenses	—	1,359,583
Land use right held for development	29,236,891	—
Deposits and Installments on intangible assets	9,528,419	9,214,299
Land use right, net	12,932,421	41,673,492
Other intangible assets, net	7,607,485	8,214,936

Total Assets	$103,184,615	$84,380,935

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$37,829	$—
Other payables and accrued liabilities	3,441,466	2,690,684
Taxes payable	2,024,565	3,131,908
Unearned revenue	504,442	1,163,771
Due to related parties	2,042,376	1,490,649
Series A convertible redeemable preferred stock, $.001 par value; 10,000,000 shares authorized; 607,107 and 4,967,959 shares issued and outstanding at December 31, 2010 and 2009, respectively, net of discount	—	4,170,572

Total Current Liabilities	8,050,678	12,647,584

LONG-TERM LIABILITIES:
Due to related parties	869,067	866,102
Notes payable - related parties	5,241,829	5,069,023

Total Liabilities	14,161,574	18,582,709

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; 607,107 and 4,967,959 shares issued and outstanding at December 31, 2010 and 2009, respectively)	607	—
Common stock ($.001 par value; 100,000,000 and 200,000,000 shares authorized; 26,763,485 and 23,653,166 shares issued and outstanding at December 31, 2010 and 2009, respectively)	26,763	23,653
Additional paid-in capital	21,679,147	15,672,981
Statutory reserves	6,240,202	5,674,324
Retained earnings	53,925,101	40,066,036
Accumulated other comprehensive income	7,151,221	4,361,232

Total stockholders' Equity	89,023,041	65,798,226

Total Liabilities and Stockholders' Equity	$103,184,615	$84,380,935

The accompanying notes are an integral part of these consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2010	2009

NET REVENUES:
Wholesale	$51,412,468	$44,842,525
Retail	21,284,150	11,639,923

Total Net Revenues	72,696,618	56,482,448

COST OF REVENUES:
Wholesale	16,801,703	16,700,366
Retail	16,114,496	8,351,354

Total Cost of Revenues	32,916,199	25,051,720

GROSS PROFIT	39,780,419	31,430,728

OPERATING EXPENSES:
Selling expenses	10,392,378	8,040,161
Research and development expenses	86,545	—
Impairment loss	6,762,659	1,719,884
General and administrative expenses	8,016,353	3,693,869

Total Operating Expenses	25,257,935	13,453,914

INCOME FROM OPERATIONS	14,522,484	17,976,814

OTHER INCOME (EXPENSE):
Debt issuance costs	(52,226)	(412,184)
Other income	784,461	1,342,197
Interest income	3,142	48,520
Interest expense	(612,626)	(2,154,373)

Total Other Income (Expense)	122,751	(1,175,840)

INCOME BEFORE INCOME TAXES	14,645,235	16,800,974

INCOME TAXES	220,292	368,680

NET INCOME	$14,424,943	$16,432,294

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	2,789,989	131,989

COMPREHENSIVE INCOME	$17,214,932	$16,564,283

NET INCOME PER COMMON SHARE:
Basic	$0.55	$0.74
Diluted	$0.54	$0.66

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,177,900	22,104,928
Diluted	26,996,397	25,023,191

The accompanying notes are an integral part of these consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2010 and 2009

								Accumulated
	Series A Preferred Stock		Common Stock		Additional			other	Total
	Number of		Number of		Paid-in	Retained	Statutory	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserves	Income	Equity

Balance, December 31, 2008	—	$—	21,210,120	$21,210	$11,575,591	$25,557,537	$3,750,529	$4,229,243	$45,134,110

Common stock issued for services	—	—	1,805,119	1,805	2,650,528	—	—	—	2,652,333

Common stock issued for conversion of convertible preferred stock	—	—	637,928	638	1,109,362	—	—	—	1,110,000

Escrow Shares transferred to various investors per 2008 Purchase Agreement	—	—	—	—	337,500	—	—	—	337,500

Appropriation to statutory reserve	—	—	—	—	—	(1,923,795)	1,923,795	—	—

Net income	—	—	—	—	—	16,432,294	—	—	16,432,294

Foreign currency translation adjustment	—	—	—	—	—	—	—	131,989	131,989

Balance, December 31, 2009	—	—	23,653,166	23,653	15,672,981	40,066,036	5,674,324	4,361,232	65,798,226

Common stock issued for services	—	—	290,170	290	765,459	—	—	—	765,749

Common stock issued for conversion of convertible preferred stock	—	—	2,326,551	2,327	4,045,873	—	—	—	4,048,200

Common stock issued for warrants exercise	—	—	329,557	330	(330)	—	—	—	—

Warrants issued for legal service	—	—	—	—	170,041	—	—	—	170,041

Common stock issued for compensation	—	—	125,261	125	245,875	—	—	—	246,000

Beneficial conversion feature of preferred stock issued for debt interest	—	—	—	—	184,660	—	—	—	184,660

Reclassification of convertible preferred stock	684,176	684	—	—	594,549	—	—	—	595,233

Common stock issued for conversion of preferred stock	(77,069)	(77)	38,535	38	39	—	—	—	—

Shares issued for adjustments for 1:2 reverse split	—	—	245	—	—	—	—	—	—

Appropriation to statutory reserve	—	—	—	—	—	(565,878)	565,878	—	—

Net income	—	—	—	—	—	14,424,943	—	—	14,424,943

Foreign currency translation adjustment	—	—	—	—	—	—	—	2,789,989	2,789,989

Balance, December 31, 2010	607,107	$607	26,763,485	$26,763	$21,679,147	$53,925,101	$6,240,202	$7,151,221	$89,023,041

The accompanying notes are an integral part of these consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,424,943	$16,432,294
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	480,046	425,895
Amortization of intangible assets	1,767,722	1,560,466
Loss on impairment	6,762,659	1,719,884
Amortization of deferred debt issuance costs	52,226	412,184
Amortization of discount on convertible redeemable preferred stock	151,553	1,196,106
Amortization of prepaid expense attributable to warrants	—	14,849
Warrants issued for service	170,041	—
Interest expense attributable to beneficial conversion feature of preferred shares	184,660	—
Stock issued for service	765,749	—
Stock issued for compensation	246,000	282,083
Interest expenses caused by escrow shares transfer	—	337,500
Changes in assets and liabilities:
Accounts receivable	(124,976)	4,361,619
Other receivable	—	(336)
Other receivable - related party	—	2,031,902
Inventories	429,879	2,755,869
Prepaid expenses	1,654,229	11,643
Accounts payable	36,898	(172,330)
Other payables and accrued liabilities	1,173,055	1,054,423
Taxes payable	(1,184,209)	(1,895,451)
Unearned revenue	(681,787)	596,414
Due to related parties	467,088	237,452

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,775,776	31,362,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on intangible assets	—	(17,581,071)
Purchase of property and equipment	(29,448,568)	(11,118,884)

NET CASH USED IN INVESTING ACTIVITIES	(29,448,568)	(28,699,955)

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

EFFECT OF EXCHANGE RATE ON CASH	67,024	4,421

NET (DECREASE) INCREASE IN CASH	(2,605,768)	2,666,932

CASH - beginning of year	3,945,740	1,278,808

CASH - end of year	$1,339,972	$3,945,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$647,189	$—

Non-cash investing and financing activities:
Common stock issued for conversion of convertible redeemable preferred stock	$4,048,200	$1,110,000
Convertible redeemable preferred stock reclassified to permanent equity	$595,233	$—

The accompanying notes are an integral part of these consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Lotus Pharmaceuticals, Inc. (“Lotus” or “the Company”), formerly S.E. Asia Trading Company, Inc. (“SEAA”), was incorporated on January 28, 2004 under the laws of the State of Nevada. SEAA originally operated as a retailer of jewelry, framed art and home accessories. In December 2006, SEAA changed its name to Lotus Pharmaceuticals, Inc.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization (continued)

Equity Pledge Agreement. Under the equity pledge agreement between the shareholders of Lotus East and Lotus, the shareholders of Lotus East pledged all of their equity interests in Lotus East to Lotus to guarantee Lotus East’s performance of its obligations under the technology consulting agreement. If Lotus East or Lotus East’s Shareholders breaches its respective contractual obligations, Lotus, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Lotus East’s Shareholders also agreed that upon occurrence of any event of default, Lotus shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of Lotus East’s Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Lotus may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of Lotus East agreed not to dispose of the pledged equity interests or take any actions that would prejudice Lotus’ interest. The equity pledge agreement will expire two years after Lotus East’s obligations under the exclusive consulting services agreements have been fulfilled.

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

As of December 31, 2010, Liang Fang owns and operates 10 drug stores throughout Beijing, China. These drugstores sell western and traditional Chinese medicines, and medical treatment accessories.

Liang Fang’s affiliate, En Ze Jia Shi is a Chinese limited liability company and was formed under laws of the People’s Republic of China on September 17, 1999. En Ze Jia Shi is the sole manufacturer for Liang Fang and maintains facilities for the production of medicines, patented Chinese medicine, as well as the research and production of other new medicines.

As a result of the management agreements between Lotus International and Lotus East, which enable Lotus International to absorb a majority of the risk of loss from Lotus East’s activities and enable Lotus International to receive a majority of its expected residual returns, Lotus International accounts for Lotus east as a variable interest entity (“VIE”) under FASB ASC 810 “Consolidation of Variable Interest Entities”.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated statements include the accounts of Lotus Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Lotus international and Lotus Century and variable interest entities under its control (Liang Fang and En Ze Jia Shi). All significant inter-company balances and transactions have been eliminated in consolidation.

The Company follows the provision of ASC 810 "Consolidation of Variable Interest Entities" ("ASC 810"), that  requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities. As a VIE, Lotus East’s revenues are included in the Company’s total revenues, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Lotus East’s net income.

Reverse stock split

On December 15, 2010, the Company received notification that its certificate of change was accepted by the Secretary of State of Nevada. Pursuant to the certificate of change, the Company effected a two-for-one reverse split of its common stock on December 31, 2010. Pursuant to Nevada Revised Statutes, no shareholder approval or amendment to the Company’s articles of incorporation was required for the certificate of change. Accordingly, all references to number of shares and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, fair value of warrants granted and beneficial conversion features related to the issuance of convertible preferred stock.

Fair value of financial instruments

The Company follows the provision of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments (continued)

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses, customer advances, and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. Certain assets are measured at fair value on a non-recurring basis but are subject to fair value adjustments only under certain circumstances. These assets include long-lived assets that are written down to fair value when they are held for sale or determined to be impaired using the Level 3 inputs. During the year ended December 31, 2010, the Company recognized an impairment loss of $6,762,659 associated with the entire construction-in-progress related to the manufacturing plant in Cha Ha Er Industrial Park in Inner Mongolia due to the fact that the Company is planning to co-develop the land with other party (see note 5). For the year ended December 31, 2009, the Company recognized an impairment loss of $1,719,884 associated with the manufacturing building that was demolished in order to construct our new building.

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

Accounts receivable

The Company presents accounts receivable, net of an allowance for doubtful accounts, if necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any, is recognized in the consolidated statement of operations within “General and Administrative Expenses”. Accounts are written off after exhaustive efforts at collection. Because of the Company’s good relationship with its customers and the efforts of the Company’s collection representative to collect outstanding receivables, the majority age of the balance of the Company’s accounts receivable are less than three months. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required as of December 31, 2010 and 2009.

Inventories

Inventories, consisting of raw materials, packaging materials, work-in-process and finished goods, are stated at the lower of cost or market utilizing the weighted average costing method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. The Company did not record any inventory reserve at December 31, 2010 and 2009.

Property and equipment

Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the period of disposition. The Company reviews property and equipments for impairment when events or changes in circumstances indicate the recorded value may not be recoverable.

The construction-in-progress which consists of factories and office buildings under construction in China is included in property and equipment. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its carrying value. The Company recorded an impairment charge for the abandonment of construction-in-progress of $6,762,659 for the year ended December 31, 2010 and recorded an impairment loss on property and equipment of $1,719,884 for the year ended December 31, 2009.

Income tax

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

US GAAP includes the accounting and disclosure for uncertain tax positions and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  The Company did not have any uncertain tax position as of December 31, 2010 and 2009.

Value added tax

The Company is subject to value added tax (“VAT”) for manufacturing products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Revenue recognition

Product sales are recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company recognizes revenue in accordance with ASC 360. ASC 360 states that revenue should not be recognized until it is realized or realizable and earned. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if the seller’s price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by the seller, the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and the amount of future returns can be reasonably estimated.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unearned revenue

Unearned revenue consists of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue when customers take delivery of the goods, in accordance with its revenue recognition policy. At December 31, 2010 and 2009, the Company had unearned revenue of $504,442 and $1,163,771, respectively.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Stock-based compensation

The Company accounts for stock options and other equity based compensation issued to employees in accordance with ASC 718 “Share-Based Payment”. ASC 718 requires companies to recognize an expense in the statement of income at the grant-date of stock options and other equity based compensation issued to employees. There were no options outstanding as of December 31, 2010 and 2009. The Company accounts for non-employee share-based awards in accordance with ASC 505-50 “Equity-based payments to non-employees”

Shipping

Shipping costs are expensed as incurred and included in selling expenses. Shipping costs amount to $0 and $292 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, the shipping costs were paid by the Company’s customers.

Advertising

Advertising is expensed as incurred and is included in selling expenses.  Advertising expenses amounted to $0 and $46,450 for the years ended December 31, 2010 and 2009, respectively.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and depreciation related to facilities used and fees paid to third parties. Research and development expenses amounted to $86,545 and $0 for the years ended December 31, 2010 and 2009, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar, and the functional currency of the Company’s operating subsidiaries and affiliates is Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2010 and 2009 was $67,024 and $4,421, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2010 and 2009 were translated at 6.6118 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2010 and 2009 were 6.77875 RMB and 6.84088 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

All share and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 2-to-1 reverse split, which occurred on December 31, 2010.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2010 and 2009:

	2010	2009
Net income for basic earnings per share	$14,424,943	$16,432,294
Weighted average shares used in basic computation	26,177,900	22,104,928
Earnings per share:
Basic	$0.55	$0.74

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share (continued)

Diluted earnings per share:
	2010	2009
Net income for basic earnings per share	$14,424,943	$16,432,294
Add: interest expense	24,277	—
Net income for diluted earnings per share	14,449,220	16,432,294
Weighted average shares used in basic computation	26,177,900	22,104,928
Diluted effect of warrants	113,686	34,100
Diluted effect of convertible preferred stock	704,811	2,884,163
Weighted average shares used in diluted computation	26,996,397	25,023,191
Earnings per share:
Diluted	$0.54	$0.66

For the years ended December 31, 2010 and 2009, a total of 200,000 and 1,863,500 warrants, respectively, have not been included in the calculation of diluted earnings per share due to their anti-dilutive effect.

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

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on how a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2010 and 2009, the Company operated in two business segments - (1) Wholesales segment and (2) Retail segment.

Recent accounting pronouncements

In December, 2009, FASB issued ASU No. 2009-17, Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standard Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No.167, Amendments to FASB Interpretation No. 46 (R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

Reclassifications

Certain prior year amounts (such as: rent expense for retail stores was reclassified from cost of revenues to general and administrative expenses; other revenue was reclassified into other income; payments for Inner Mongolia land use right was reclassified from deposits and installments on intangible assets to land use right.) have been reclassified to conform to the current year presentation. These reclassifications have no material impact on the previously reported financial position, results of operations and cash flows.

NOTE 2 – INVENTORIES

At December 31, 2010 and 2009, inventories consisted of the following:

	2010	2009
Raw materials	$157,165	$773,211
Packaging materials	4,830	16,023
Finished goods	472,588	250,633
	$634,583	$1,039,867

NOTE 3 – PREPAID EXPENSES

At December 31, 2010 and 2009, prepaid expenses consist of the following:

	2010	2009
Prepaid service fee	$—	$2,121,250
Prepaid research and development expenses	453,734	—
Prepaid rent expense	123,343	95,024
Total	577,077	2,216,274
Less: current portion	(577,077)	(856,691)
Long term assets	$—	$1,359,583

NOTE 4 – PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, property and equipment consists of the following:

	Useful Life	2010	2009
Office equipment and furniture	3 - 8Years	$254,564	$244,490
Manufacturing equipment	10 - 15Years	5,780,040	5,589,490
Building and building improvements	20 - 40Years	—	2,339,612
Construction-in-progress		43,361,865	12,620,225
Total		49,396,469	20,793,817
Less: accumulated depreciation		(2,798,635)	(2,849,233)
impairment on construction-in-progress		(7,259,899)	(1,720,809)
		$39,337,935	$16,223,775

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT (Continued)

At December 31, 2010, construction in progress amounted to $43,361,865, representing (i) costs incurred for construction of a new manufacturing plant of approximately $7 million located in Cha Ha Er Industrial Park in Inner Mongolia, China, and (ii) costs incurred for construction of a new building of approximately $36 million in Beijing, China.

Upon completion of the construction in progress and ready for their intended uses, the assets will be classified to their respective property and equipment categories.

For the year ended December 31, 2010, depreciation expense amounted to $480,046, of which $0 was included in cost of sales since the Company did not perform any production during the year ended December 31, 2010. For the year ended December 31, 2009, depreciation expense amounted to $425,895, of which $399,731 was included in cost of sales.

The Company purchased 1,000 MU (approximately 667,000 square meters) of land in Inner Mongolia in 2008. The Company had originally intended to build a pharmaceutical manufacturing and storage facility on a portion of the property. The construction began in August 2008 and stopped because priority of capital expenditure was given to the need to build the new building complex in Beijing as the relevant land was upgraded to industrial use in 2009. In March 2010, the Company began construction on a facility in Beijing after receiving permission from the Beijing Chaoyang District Planning Bureau. The new building will house the Company’s research and development center, manufacturing operations, storage facilities, sales and administrative offices and employee apartments. The building will become the Company’s new corporate headquarters following its completion and management expects to move into the building by the end of 2011.  The Company’s management currently believes it is probable that the Company will not move forward with the construction of the Company’s planned facility in Inner Mongolia in order to focus the Company’s efforts and resources on expanding its core business in Beijing. Therefore, during the year ended December 31, 2010, the Company recorded an impairment loss on the entire construction-in-progress related to the manufacturing plant in Cha Ha Er Industrial Park in Inner Mongolia of $6,762,659. During the year ended December 31, 2009, the Company recorded an impairment loss on property and equipment in the amount of $1,719,884 associated with a portion of a Beijing En Ze Jia Shi building being demolished to make room for the construction of the new building.

NOTE 5 – LAND USE RIGHT HELD FOR DEVELOPMENT

The Company purchased 1,000 MU (approximately 667,000 square meters) of land in Inner Mongolia in 2008 (See note 4). The area for Inner Mongolia land which was held for development is 900 MU (approximately 600,000 square meters). The area for the rest of Inner Mongolia land on which the Company expects to build a facility is 100 MU (approximately 67,000 square meters).

Land use right held for development is accounted for at the lower of cost or market. It is considered as long-term asset and free of amortization as it is not used in operations. Management would like to co-develop the land with another entity, but such partner has not been found yet. The Company evaluated the fair value of the land use right as of December 31, 2010 and concluded that the fair value of the right exceeded the carrying value and no impairment loss is recorded.

As of December 31, 2010 and 2009, land use right held for development consists of the following:

	Lower of cost or market
	2010	2009
Inner Mongolia land use right – 900 MU	$29,236,891	$—
Total	$29,236,891	$—

NOTE 6 – DEPOSITS AND INSTALLMENTS ON INTANGIBLE ASSETS

Deposit and Installments on a Chinese Class I drug patent-Laevo-Bambuterol

Pursuant to the technology transfer agreement the Company entered into in April 2008 (See note 14 for Technology Transfer Agreement), the Company made a deposit to acquire a Chinese Class I drug patent. Accordingly, the Company recorded $3,024,895 (RMB 20 million) as a deposit on a patent in 2008. Such deposit will be returned to the Company after all milestone payment in connection with the technology transfer agreement has been made.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEPOSITS AND INSTALLMENTS ON INTANGIBLE ASSETS (Continued)

Also, the Company has arranged an installment payment plan on the Chinese Class I drug patent to obtain the patent based on clinic milestones, as stipulated in the signed contract. Through December 31 2009 and 2010, the Company made $5,596,056 (RMB 37 million) as installment payments on the intangible assets as of December 31, 2010. The Company will need to make additional installment payments of approximately $1.66 million (RMB 11 million) to obtain the patent. The various milestone payments have been recorded as an asset and not expensed because all such payments are fully refundable if the studies are not ratified by the SFDA.

In addition, the Company expects to incur approximately $7.56 million (RMB 50 million) in research and development expense related to the Laevo-Bambuterol drug that has entered in Clinical Trial I in the next two years.

Installments on Gliclazide-Controlled Release Tablets

Pursuant to the new drug patent transfer agreement the Company entered into in February 2009 (See note 13 for New Drug Patent Transfer Agreement), the Company has made the first installment to the transferor to obtain the patent. Hence, the Company recorded $907,468 (RMB 6 million) as installment payment on intangible assets as of December 31, 2010. In order to acquire the patent, the Company needs to make additional installments of approximately $454,000 (RMB 3 million). These payments have been recorded as an asset as they are fully refundable if the studies are not ratified by the SFDA.

In addition, the Company expects to incur approximately $1.21 million (RMB 8 million) in research and development expense related to the Gliclazide-Controlled Release Tablets that was accepted by the China SFDA for medicine registration application in the next two years.

NOTE 7 – LAND USE RIGHT AND OTHER INTANGIBLE ASSETS

On October 9, 2006, the Company entered into a five-year loan agreement (the “Loan Agreement”) and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend Wu Lan approximately $4.5 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan agreed to grant the Company an exclusive right to supply all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty years. In October 2006, the Company’s chief executive officer, Dr. Zhongyi Liu (hereafter, “Dr. Liu”), made this loan to Wu Lan on behalf of the Company. On October 21, 2006, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Dr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Dr. Liu accepted the assignment with all the risks and obligations but no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Dr. Liu compensation for approximately $1.3 million (RMB 9 million) in five (5) equal annual installments of approximately $272,000 (RMB 1.8 million) commencing October 21, 2006. Accordingly, the Company recorded an intangible asset of approximately $1.3 million (RMB 9 million) related to the exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company amortizes this exclusive right over a term of 20 years.

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

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the terms of the land use rights, which range from 40 to 50 years. The Company acquired one parcel of land use right in Beijing and the other parcel of land use right in Inner Mongolia, China. The Company has received land use right certificate on the parcel of land in Beijing. However, as of the filing date of this report, the Company has not received land use right certificate on the parcel of land in Inner Mongolia. The delay is common in China. As described in elsewhere in this reporting, the area for the Inner Mongolia land on which the Company expects to build a facility is 100 MU (approximately 67,000 square meters).The Company acquired the parcel of Beijing land use right in the amount of approximately $10.1 million (RMB 66,769,504) and the 100 MU (approximately 67,000 square meters) Inner Mongolia land use right in the amount of approximately $3.4 million (RMB 22,370,000), which are included in intangible assets.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LAND USE RIGHT AND OTHER INTANGIBLE ASSETS (Continued)

At December 31, 2010 and 2009, intangible assets consist of the following:

	2010	2009
Revenue rights	$1,361,203	$1,316,328
Intellectual rights	8,167,216	7,897,970
Land use rights	13,481,277	42,477,842
Software	11,192	10,823
	23,020,888	51,702,963
Less: accumulated amortization	(2,480,982)	(1,814,535)

	$20,539,906	$49,888,428

Amortization expense amounted to approximately $1,767,722 and $1,560,466 for the years ended December 31, 2010 and 2009, respectively.

The projected amortization expense attributed to future years is as follows:

Years ending December 31:	Expense
2011	$1,202,506
2012	1,200,741
2013	1,200,741
2014	1,200,741
2015 and thereafter	15,735,177

$20,539,906

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable - related parties consisted of the following at December 31, 2010 and 2009:

	2010	2009
Note to Guoan Song, father of Zhenghong Song who is the spouse of the company’s CEO, Zhongyi Liu, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% and 4.75% at December 31, 2010 and 2009, respectively), and unsecured	$789,826	$763,788

Note to Guixin Zheng, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% and 4.75% at December 31, 2010 and 2009, respectively), and unsecured	1,709,822	1,653,455

Note to Zhaozhao Ma, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% and 4.75% at December 31, 2010 and 2009, respectively), and unsecured	684,779	662,204

Note to Zhongyi Liu, CEO and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% and 4.75% at December 31, 2010 and 2009, respectively), and unsecured	1,457,643	1,409,590

Note to Zhenghong Song, spouse of the Company’s Chief Executive Officer, Zhongyi Liu, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% and 4.75% at December 31, 2010 and 2009, respectively), and unsecured	599,759	579,986

Total notes payable – related parties, long term	$5,241,829	$5,069,023

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

Notes payable – related parties (continued)

For the years ended December 31, 2010 and 2009, the Company recorded a total interest expense of $239,629 and $237,452 related to those loans, respectively.

Due to related parties

The Chief Executive Officer of the Company Dr. Zhongyi Liu and his spouse and several key employees of the Company, from time to time, provided advances to the Company for working capital purposes. During the years ended December 31, 2010 and 2009, the Company did not repay any of these advances. At December 31, 2010 and 2009, the Company had a payable to its Chief Executive Officer and his spouse and other employees at an amount of $744,879 and $720,323, respectively. These advances are short-term in nature and non-interest bearing and unsecured.

As discussed in Note 6, the Company entered into a five-year loan agreement and a contract with Wu Lan, whereby the Company agreed to lend Wu Lan approximately $4.5 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. The Company’s CEO, Dr. Liu, made this loan to Wu Lan on behalf of the Company. In return, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Dr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Dr. Liu accepted the assignment with all the risks and obligations but had no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Dr. Liu compensation for an aggregate of approximately $1.3 million (RMB 9 million) in 5 equal annual installments of approximately $272,000 (RMB 1.8 million) started from October 21, 2006.

For the years ended December 31, 2010 and 2009, the Company did not pay anything to Dr. Liu for the liability incurred by the assignment in the agreement mentioned above. At December 31, 2010 and 2009, amounts due under this assignment agreement were $1,068,827 and $1,033,592, respectively, of which $0 and $263,266 were included in long-term liabilities, and have been included in due to related parties on the accompanying consolidated balance sheets, respectively.

At December 31, 2010 and 2009, the Company has recorded accrued interest relating to notes payable - related parties of $869,067 and $602,836, respectively, which have been included in due to related parties – long-term on the accompanying consolidated balance sheets.

The accrued and unpaid interest relating to notes payable will be paid in full on the due date of the notes in accordance with the loan agreement. Therefore, the accrued interest is long-term in nature.

During the fiscal year of 2010, the Chief Executive Officer of the Company, Dr. Zhongyi Liu, from time to time, made payments to various unrelated third parties on behalf of the Company. At December 31, 2010, the Company owed its Chief Executive Officer $228,670. These advances are short-term in nature, non-interest bearing and unsecured.

For the years ended December 31, 2010 and 2009, a summary of activities in due to related parties is as follows:

	Assignment fee payable	Working capital advances	Accrued interest on notes payable	Payments made on behalf of the Company	Total
Balance – December 31, 2008	$1,031,028	$718,536	$364,350	$—	$2,113,914
Additions	—	—	237,580	—	237,580
Foreign currency fluctuations	2,564	1,787	906	—	5,257
Balance- December 31, 2009	1,033,592	720,323	602,836	—	2,356,751
Additions	—	—	245,680	228,670	474,350
Foreign currency fluctuations	35,235	24,556	20,551	—	80,342
Balance- December 31, 2010	$1,068,827	$744,879	$869,067	$228,670	$2,911,443

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER PAYABLES AND ACCRUED EXPENSES

At December 31, 2010 and 2009, other payables and accrued expenses consist of the following:

	2010	2009
Construction payable	$120,996	$315,718
Refundable deposit	153,513	148,452
Accrued sales commission	1,512,447	1,316,328
Accrued payroll and employees benefit	1,280,394	504,031
Accrued interest for convertible redeemable preferred stock	—	284,524
Other	374,116	121,631
	$3,441,466	$2,690,684

NOTE 10 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS

On February 25, 2008 (“Closing Date”), the Company sold, pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the “Purchase Agreement”) by and among the Company, Dr. Zhongyi Liu and Mrs. Zhenghong Song (the “Founders”), and accredited investors (each a “Purchaser” and collectively, the “Purchasers”), 5,747,118 shares of the Company’s Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”) and warrants (the “Warrants”) to purchase 1,436,777 shares of the Company’s common stock, in a private placement (the “February 2008 Private Placement”) pursuant to Regulation D under the Securities Act of 1933, for an aggregate purchase price of $5 million (the “Transaction”). Net proceeds, exclusive of expenses of the transaction were $4.6 million in cash, after the Company paid fees of approximately $469,000 in cash, of which $400,000 was paid to Maxim Group, LLC, the placement agent for the Transaction. The Company recorded $796,133 in fees, of which $327,565 was related to the value of the warrants granted to the placement agent, as a deferred debt cost and amortized approximately $52,226 and $412,184 of the deferred cost during the years ended December 31, 2010 and 2009, respectively. The convertible redeemable preferred stock was  deemed debt due to the mandatory redeemable feature of the Preferred Stock according to ASC 480 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".

The Company used $2,576,556 of the net proceeds of the Transaction to repay in full all of its outstanding principal obligations including accrued interest under the 14% Secured Convertible Notes due February 2008, and the Company used the remainder of the net proceeds for working capital and general corporate purposes.

Pursuant to the Purchase Agreement, the Company issued to the Purchasers an aggregate of 5,747,118 shares of the Company’s Preferred Stock, par value $0.001 per share, at a price equal to $0.87 per share (the “Preferred Shares”). Each of these Preferred Shares was convertible into 0.5 share of the Company’s common stock (as adjusted for stock splits, stock dividends, reclassification and the like), pays an 8% dividend annually, payable in additional Convertible Preferred Shares and also pays any dividend to be paid on the common shares on an as-converted basis. Until May 25, 2010, the Preferred Shares could be redeemed at the option of the Purchasers at the redemption price of $0.87 per share (as adjusted for stock splits, stock dividends, reclassification and the like), and no other capital stock of the Company may be redeemable prior to the Preferred Shares. Holders of Preferred Shares may not convert Preferred Shares to common shares if the conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of Preferred Shares on not less than 61 days written notice to the Company. In addition, the Company issued to the Purchasers warrants to purchase up to 1,436,777 shares of the Company’s common stock in the aggregate.

The Warrants have an exercise price of $2.41. The warrants are exercisable for a period of five years from the closing date. Holders of the warrants may not exercise the warrants if the exercise would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of the warrants on not less than 61 days written notice to the Company.

The warrants issued to the investors to purchase 1,436,777 shares of the Company’s common stock were treated as a discount on the convertible redeemable preferred stocks and were valued at $1,188,926 and had been amortized over the term of the Purchase Agreement. Additionally, the convertible redeemable preferred stocks were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the half of the fair value of the Company’s common stock on February 25, 2008. The value of the beneficial conversion feature was $1,121,337 and was recorded as a discount on the convertible

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONVERTIBLE REDEEMABLE PREFERRED STOCKS (Continued)

redeemable preferred stocks and had been amortized over the term of the Purchase Agreement which was two years. Hence, in connection with the issuance of the Preferred Shares and Warrants, the Company recorded a total debt discount of $2,310,263 that had been amortized over the term of the convertible preferred stocks. For the years ended December 31, 2010 and 2009, amortization of debt discount amounted to $151,553 and $1,196,106, respectively, had been included in interest expense.

The fair value of the warrants granted to the placement agent and issued to the investors with the private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (4.64%), (2) expected warrant life of 5 years, (3) expected volatility of 91.85%, and (4) expected dividend yield of 0.

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

During the fiscal year 2009, 1,275,856 shares of Preferred Stock were converted into 637,928 shares of the Company’s common stock.

At December 31, 2009, 4,967,959 shares of preferred stock were still outstanding.

On February 25, 2010, the Company issued 369,319 additional shares of Preferred Stock to the holders of Series A convertible redeemable preferred stock for the second mandatory 8% annual dividends of $321,308. The price of the Preferred Stock was $0.87 per share which was less than the half of the market price of the Company’s common stock on February 25, 2010 and each of these Preferred Shares was convertible into 0.5  share of the Company’s common stock (as adjusted for stock splits, stock dividends, reclassification and the like). The Company recognized the beneficial conversion feature as an interest expense of $184,660, representing the difference between the fair market value of the 369,319 shares of the Preferred Stock, determined on an “as if converted” basis, and the price of the 369,319 shares of the Preferred Stock ($321,308) with a corresponding credit to additional paid-in capital of $184,660.

During the period from January 1, 2010 to May 25, 2010, 4,653,102 shares of Preferred Stock were converted into 2,326,551 shares of the Company’s common stock.

Under the designations of related agreements, rights and preferences of the Preferred Stock, the Company could be required to redeem the Preferred Stock at the option of the holder for a period of 90 days beginning on February 25, 2010. The redemption price which is equal to $0.87 per share plus any accrued but unpaid dividends must be paid in cash, in one lump sum within one month from the end of the 90 days period. Following the end of said 90 days period, the Series A Preferred Stock is not redeemable. None of preferred stockholders required redeeming the Preferred Stock by the end of the specific redemption period. Since the redemption feature of the Preferred Stock lapsed, the Company reclassified the existing carrying amount of the convertible Preferred Stock from debt to equity on May 26, 2010 in accordance with the provisions of ASC 480.  Accordingly, the 684,176 shares of outstanding convertible Preferred Stock were recorded as equity on May 26, 2010. In connection with the reclassification into permanent equity, the Company reduced debt of $595,233 with a corresponding credit to Series A Preferred Stock (par value) of $684 and Additional paid-in capital of $594,549.

NOTE 11 – TAXES

Income Tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Lotus Pharmaceuticals Inc. was incorporated in the United States and has incurred an aggregate U.S. net operating loss of approximately $5,987,000 as of December 31, 2010, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, which may be available for offsetting against future taxable U.S. income. These carryforwards will expire, if not utilized, through 2030.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – TAXES

Income Tax (continued)

Management believes that the realization of the benefits from these loss carryforwards appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed. The valuation allowance at December 31, 2010 and 2009 was approximately $2,036,000 and $1,252,000, respectively. The net change in the valuation allowance was an increase of approximately $784,000 and $484,000 during the years ended December 31, 2010 and 2009, respectively. The consolidated income is earned overseas and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of December 31, 2010 and 2009 is as follows:

	2010	2009
Tax benefit of net operating loss carryforward	$2,036,000	$1,252,000
Valuation allowance	(2,036,000)	(1,252,000)
Net deferred tax asset	$—	$—

Lotus Pharmaceutical International, Inc. was incorporated in the United States and it was an affiliated group of Lotus Pharmaceuticals Inc. for United States income tax purpose and it did not have any business activity. Therefore, no income tax provision was made for Lotus Pharmaceutical International, Inc. U.S. tax returns prior to 2008 are no longer subject to examination by tax authorities.

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

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for years ended December 31, 2010 and 2009:

	2010	2009
US statutory rates	34.00%	34.00%
Foreign income not recognized in the US	(34.00%)	(34.00%)
China statutory rates	25.00%	25.00%
China income tax exemption	(23.63%)	(22.81%)
Effective income tax rates	1.37%	2.19%

The estimated tax savings as a result of the income tax exemption from Liang Fang’s branch for the years ended December 31, 2010 and 2009 amounted to $6,216,094 and $4,720,944, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the year ended December 31, 2010 and 2009 from $0.55 to $0.31 and from $0.74 to $0.53, respectively.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – TAXES (Continued)

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

VAT on sales and VAT on purchases amounted to $12,670,479 and $1,243,484 for the year ended December 31, 2010 and $9,607,184 and $979,731 for the year ended December 31, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent. As of December 31, 2010 and 2009, the VAT payable amounted to $1,874,078 and $2,411,459, respectively.

Taxes Payable

At December 31, 2010 and 2009, taxes payable (prepaid) are as follows:

	2010	2009
Value added tax	$1,874,078	$2,411,459
Corporation income tax	(56,223)	368,878
Other taxes	206,710	351,571
Total	$2,024,565	$3,131,908

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

During the period from October 1, 2010 through December 31, 2010, 77,069 shares of preferred stock were converted into 38,535 shares of common stock.

Common Stock and Additional Paid-in Capital

In January 2010, the Company issued an aggregate of 329,557 shares of common stock to Longview Fund LP for its cashless exercise of warrants.

In January 2010, the Company issued McLaughlin & Stern, LLP, warrants to purchase 75,000 shares of common stock at an exercise price of $3.82 per share in connection with legal services rendered. The fair value of the warrants granted to McLaughlin & Stern, LLP was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (2.58%), (2) expected warrant life of 5 years, (3) expected volatility of 96.77%, and (4) expected dividend yield of 0.

In March 2010, the Company issued YA Global Master SPV Ltd. (“YA”) an aggregate of 104,059 shares of its common Stock as a payment for commitment fee of $300,000 in connection with a Standby Equity Distribution Agreement entered into with YA. The shares were valued at the fair value of $2.88 per share on the grant date.

In March 2010, the Company issued Gragnola Limited an aggregate of 100,000 shares of its common stock in connection with corporate affairs and development services to be rendered. The shares were valued at the fair value of $2.76 per share on the grant date. In connection with the issuance of these shares, the Company recorded consulting expenses of $276,000.

On May 24, 2010, the Company issued 50,000 shares of its common stock to a consultant in connection with the consulting service rendered and to be rendered. The shares were valued at the fair value of $2.10 per share on the grant date. In connection with the issuance of these shares, the Company reduced accrued expenses of $47,775 and recorded prepaid expenses of $57,225 and amortized it over the rest of service period. For the year ended December 31, 2010, the amortization expenses related to this issuance was $57,225.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock and Additional Paid-in Capital (continued)

In May 2010, the Company issued 95,261 shares of its common stock to its Chief Executive Officer in connection with the service rendered. The shares were valued at the fair value of $1.89 per share on the grant date. In connection with the issuance of these shares, the Company reduced accrued expenses of $150,000 and recorded compensation expenses of $30,000.

On May 27, 2010, the Company issued 30,000 shares of its common stock to its six directors in connection with the service rendered and to be rendered. The shares were valued at the fair value of $2.20 per share on the grant date. In connection with the issuance of these shares, the Company reduced accrued expenses of $18,750 and recorded prepaid expenses of $47,250 and amortized it over the rest of service period. For the year ended December 31, 2010, the amortization expenses related to this issuance was $47,250.

In July 2010, the Company issued 11,111 shares of its common stock to Mclaughlin & Stern, LLP in connection with legal service rendered. The shares were valued at the fair value of $1.80 per share on the grant date. In connection with the issuance of these shares, the Company recorded professional fees of $20,000.

During the period from January 1, 2010 through May 25, 2010, the Company issued 2,326,551 shares of common stock upon the conversion of 4,653,102 shares of series A preferred stock.

On December 31, 2010, the Company issued 25,000 shares of its common stock to RedChip in connection with investor relations service rendered. The shares were valued at the fair value of $2.59 per share on the grant date. In connection with the issuance of these shares, the Company recorded professional fees of $64,750.

2010 Stock Incentive Plan

The 2010 Stock Incentive Plan provides for the issuance of up to 1,500,000 shares of common stock to employees, directors, consultants and advisors of the Company and its subsidiaries. Awards may be in the form of stock options (including incentive stock options), stock appreciation rights, stock awards, and cash awards. The Plan is administered by the Company’s Board of Directors or a committee of the Board of Directors consisting of at least two directors who shall not be employees of the Company. Subject to the terms of the Plan, the Board of Directors as administrator has the sole discretion to select the directors, officers, employees, consultants and advisors who will receive awards, determine the terms and conditions of the awards, and interpret the provisions of the Plan and outstanding awards. The Board of Directors generally may amend or terminate the Plan at any time and for any reason, except that share and other award limitations cannot be increased and minimum stock option and stock appreciation right exercise prices cannot be changed unless such a plan amendment is approved by the Company’s stockholders. If any award under the Plan is cancelled prior to its exercise or vesting in full, or if the number of shares subject to an award is reduced for any reason, the shares of the Company’s common stock that are no longer subject to such award will be returned to the available pool of shares reserved for issuance under the Plan. As of December 31, 2010, the Company has not made any grants under the 2010 Stock Incentive Plan.

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

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Statutory Surplus Reserves (continued)

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve up to 50% of the Company’s registered capital. Prior to June 30, 2010, the Company appropriated the required 50% of its registered capital to statutory reserves for Lotus East.

For the years ended December 31, 2010 and 2009, statutory surplus reserve activity was as follows:

Statutory Surplus Reserve
Balance – December 31, 2008	$3,750,529
Addition to statutory surplus reserves	1,923,795
Balance – December 31, 2009	5,674,324
Addition to statutory surplus reserves	565,878
Balance – December 31, 2010	$6,240,202

Stock Warrants

Stock warrants issued, terminated/forfeited, exercised and outstanding during the years ended December 31, 2010 and 2009 are as follows:

	Shares	Average Exercise price per share
Warrants outstanding, December 31, 2008	2,583,500	$2.25
Warrants granted	—	—
Warrants expired/forfeited	—	—
Warrants exercised	—	—
Warrants outstanding, December 31, 2009	2,583,500	2.25
Warrants granted	75,000	3.82
Warrants expired/forfeited	—	—
Warrants exercised	(657,500)	1.74
Warrants outstanding, December 31, 2010	2,001,000	$2.47

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding and exercisable at December 31, 2010:

Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.74	62,500	1.12	$1.74
2.40	1,436,777	2.16	2.40
2.41	301,723	2.16	2.41
3.00	125,000	1.07	3.00
$3.82	75,000	4.03	3.82
	2,001,000	2.13	$2.47

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, Disclosure about Segments of an Enterprise and Related Information. In the years ended December 31, 2010 and 2009, the Company operated in two reportable business segments: (1) Wholesale segment: the manufacture and distribution of pharmaceutical products, and other ancillary business activities performed in wholesale location and (2) Retail segment: the retailing of western and traditional Chinese medications and medical treatment equipment through its own ten drug stores and direct sales to other drug stores located in Beijing China, and other ancillary revenues generated from retail locations. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the years ended December 31, 2010 and 2009 was as follows:

For the year ended December 31, 2010	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$51,412,468	$21,284,150	$—	$72,696,618
Cost of revenues	(16,801,703)	(16,114,496)	—	(32,916,199)
Operating expenses	—	—	(25,257,935)	(25,257,935)
Other income (expense)	—	—	122,751	122,751
Income tax	—	—	(220,292)	(220,292)
Net income	$34,610,765	$5,169,654	$(25,355,476)	$14,424,943

For the year ended December 31, 2009	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$44,842,525	$11,639,923	$—	$56,482,448
Cost of revenues	(16,700,366)	(8,351,354)	—	(25,051,720)
Operating expenses	—	—	(13,453,914)	(13,453,914)
Other income (expense)	—	—	(1,175,840)	(1,175,840)
Income tax	—	—	(368,680)	(368,680)
Net income	$28,142,159	$3,288,569	$(14,998,434)	$16,432,294

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and manufacturing space in Beijing, China and those leases expire through May 2019.

Future minimum rental payments required under these operating leases are as follows:

Years ending December 31,
2011	$238,236
2012	184,846
2013	113,434
2014	113,434
2015	113,434
thereafter	382,839

Total minimum lease payments	$1,146,223

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (continued)

For the years ended December 31, 2010 and 2009, rent expense amounted to $308,164 and $301,994, respectively.

Technology Transfer Agreement

In April 2008, one of the Company’s affiliates, En Ze Jia Shi, entered into a Technology Transfer Agreement with Dong Guan Kai Fa Biological Medicine LTD (“Dong Guan”) pursuant to which Dong Guan agreed to transfer the technology material, new medicine research and rights to the Chinese patent of the anti-asthma new medicine R-BM to En Ze Jia Shi on an exclusive basis in exchange for a transfer technology fee of approximately $7.26 million (RMB 48 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

•	complete the filing with the SFDA of the medicine’s clinical research ratification document,

•	complete the clinical research,

•	complete the medicine’s trial production, and

•	provide raw materials and formulation related documentation and apply for the new medicine certification and production approval.

In addition to the payment of the technology transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at $7.56 million (RMB 50 million). Lotus East intends to use its working capital to fund the project’s costs.

Dong Guan is responsible for preparing and transferring the clinical research and application documents as well as assisting En Ze Jia Shi in the completing the clinical research and applying for the new medicine certification and production approval documents.

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•

Approximately $1.51 million (RMB 10 million) is due by the 15th business day following the receipt of the processing notice of the receipt of the clinical application and all related material from SFDA is received,

•	Approximately $1.21 million (RMB 8 million) is due by the 10th business day after the receipt of the medicine’s clinical ratification document,

•	Approximately $1.51 million (RMB 10 million) is due by the 15th business day after the medicine’s Phase I clinical study is completed and ratification from the SFDA is obtained, and

•	Approximately $3.03 million (RMB 20 million) is due by the 10th business day after the medicine’s Phase II clinical study is completed and ratification from the SFDA is obtained.

En Ze Jia Shi paid Dong Guan a deposit of approximately $3.03 million (RMB 20 million) in April 2008 which is to be returned to En Ze Jia Shi within 10 days after the transfer technology fee is fully paid. In the event Dong Guan should be unable to timely return the deposit, it will pay En Ze Jia Shi a late fee and En Ze Jia Shi is entitled to damages for Dong Guan’s failure to timely return the deposit.

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia Shi has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia Shi guaranteed that the grant monies will be shared equally by both parties. As of December 31, 2010, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia Shi should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

Technology Transfer Agreement (continued)

Once the drug is marketed, the Company is obligated to pay 3% of revenue derived from the drug to Dongguan.

Inner Mongolia New Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District in Inner Mongolia. The new facility, which will be comprised of approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s business. The Company was subsequently granted the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters). The project will require a total investment of RMB 320 million, or $48,398,318 besides the payment for the land use right. The construction of the project began in August 2008 and the Company anticipates that it will take a few years to complete the construction of the project.

Liang Fang intends to use its present working capital together with bank loans and/or government grants and/or third party finance to fund the project. The funds are required to be invested over the estimated construction period of the project. As of December 31, 2010, Liang Fang has paid approximately $3.4 million (approximately RMB 22.37 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from third party sources.

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

In addition to the payment of the patent transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at approximately $1.21 million (RMB 8 million). Lotus East intends to use its working capital to fund the project costs.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

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

En Ze Jia Shi made the first installment of approximately $0.9 million (RMB 6 million) to Huicheng in May 2009 which is to be returned to En Ze Jia Shi if it cannot obtain the production ratification from the SFDA due to any fault caused by Huicheng.

Other Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employment relations are terminated by employers and employees have been working for the employers for at least two years. The Company has estimated its possible severance payments of approximately $15,000 as of December 31, 2010, which have not been reflected in its condensed consolidated financial statements.

NOTE 15 – CONCENTRATIONS

Customer

No customer accounted for more than 10% of the Company’s total sales for the year ended December 31, 2010 and 2009, respectively.

Suppliers

One major supplier provided approximately 14% of the Company’s purchases of raw materials and third party manufactured finished goods for the year ended December 31, 2010 and the Company did not have any amount of advances to the supplier as of December 31, 2010.

One major supplier provided approximately 25% of the Company’s purchases of raw materials and third party manufactured finished goods for the year ended December 31, 2009 and the Company did not have advances to this supplier as of December 31, 2009.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

In January 2011, the Company issued 5,000 shares of its common stock to a lawyer in connection with legal service rendered. The shares were valued at the fair value of $2.27 per share on the grant date. In connection with the issuance of these shares, the Company reduced accrued expense of $11,350.

In January 2011, the Company issued 80,000 shares of its common stock to its four newly appointed directors in connection with service rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. In connection with the issuance of these shares, the Company recorded director fees of $41,000 and prepaid expense of $123,000 and will amortize it over the service period.

In January 2011, the Company issued 300,000 shares of its common stock to three persons in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. In connection with the issuance of these shares, the Company recorded compensation expense of $153,750 and prepaid expense of $461,250 and will amortize it over service period.

In January 2011, the Company issued 40,000 shares of its common stock to a consultant in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. In connection with the issuance of these shares, the Company recorded consulting expense of $20,500 and prepaid expense of $61,500 and will amortize it over the service period.

In January 2011, the Company issued 30,000 shares of its common stock to its vice president of corporate development in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. In connection with the issuance of these shares, the Company recorded compensation expense of $15,375 and prepaid expense of $46,125 and will amortize it over the service period.

In January 2011, the Company issued 47,383 shares of its common stock to its chief executive officer in connection with services rendered. The shares were valued at the fair value of $2.216 per share on the grant date. In connection with the issuance of these shares, the Company reduced accrued expense of $105,000.

In January 2011, the Company issued 451,263 shares of its common stock to its chief executive office in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.216 per share on the grant date. In connection with the issuance of these shares, the Company recorded compensation expense of $250,000 and prepaid expense of $750,000 and will amortize it over the service period.

In February 2011, the Company issued 30,000 shares of its common stock to a key person in connection with services rendered and to be rendered. The shares were valued at the fair value of $1.92 per share on the grant date. In connection with the issuance of these shares, the Company recorded compensation expense of $14,400 and prepaid expense of $43,200 and will amortize it over the service period.