Form 10-Q
period 2011-03-31
Lotus Pharmaceuticals, Inc.
filed 2011-05-13
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-32581

LOTUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-0507918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 16 Cheng Zhuang Road, Feng Tai District, Beijing People’s Republic of China	100071
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 27,747,131 shares of common stock are issued and outstanding as of May 13, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to enforce the Contractual Arrangements, Lotus East's strategic initiatives, economic, political and market conditions and fluctuations, U.S. and Chinese government and industry regulation, interest rate risk, U.S., Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place substantial reliance on these forward-looking statements and readers should carefully review this report in its entirety together with our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC, including the risks described in Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain a web site at www.lotuspharma.com. Information on this web site is not a part of this report.

CERTAIN DEFINED TERMS USED IN THIS REPORT

Unless specifically set forth to the contrary, when used in this report the terms:

•	“Lotus,” “we,” “us,” “our,” the “Company,” and similar terms refer to Lotus Pharmaceuticals, Inc., a Nevada corporation and its subsidiaries,

•	“Lotus International” refers to Lotus Pharmaceutical International, Inc., a Nevada corporation and a subsidiary of Lotus,

•	“Lotus Century” refers to Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd., a wholly foreign-owned enterprise (WFOE) Chinese company which is a subsidiary of Lotus,

•	“Liang Fang” refers to Beijing Liang Fang Pharmaceutical Co., Ltd., a Chinese limited liability company formed on June 21, 2000,

•	“En Ze Jia Shi” refers to Beijing En Ze Jia Shi Pharmaceutical Co., Ltd., a Chinese limited liability company formed on September 17, 1999 and an affiliate of Liang Fang,

•	“Lotus East” collectively refers to Liang Fang and En Ze Jia Shi,

•	“Consulting Services Agreements” refers to the Consulting Services Agreements dated September 20, 2006 between Lotus and Lotus East.

•	“Operating Agreements” refers to the Operating Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Equity Pledge Agreements” refers to the Equity Pledge Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Option Agreements” refers to the Option Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Proxy Agreements” refers to the Proxy Agreements dated September 20, 2006 between Lotus, Lotus East and the stockholders of Lotus East,

•	“Contractual Arrangements” collectively refers to the Consulting Services Agreements, Operating Agreements, Equity Pledge Agreements, Option Agreements and the Proxy Agreements,

•	“SFDA” refers to The State Food and Drug Administration,

•	“China” or the “PRC” refers to the People's Republic of China, and

•	“RMB” refers to the renminbi which is the currency of mainland PRC of which the yuan is the principal currency.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash	$1,310,924	$1,339,972
Accounts receivable	1,335,780	1,973,150
Inventories	1,323,314	634,583
Prepaid expenses and other current assets	1,312,885	593,759

Total Current Assets	5,282,903	4,541,464

PROPERTY AND EQUIPMENT, net	43,091,575	39,337,935

OTHER ASSETS
Land use right held for development	29,422,456	29,236,891
Deposits and Installments on intangible assets	9,588,895	9,528,419
Land use rights, net	12,935,011	12,932,421
Other intangible assets, net	7,432,484	7,607,485

Total Assets	$107,753,324	$103,184,615

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,267	$37,829
Other payables and accrued liabilities	740,491	3,441,466
Taxes payable	4,162,463	2,024,565
Unearned revenue	545,238	504,442
Due to related parties	2,129,730	2,042,376

Total Current Liabilities	7,610,189	8,050,678

LONG-TERM LIABILITIES:
Due to related parties	936,392	869,067
Notes payable - related parties	5,275,098	5,241,829

Total Liabilities	13,821,679	14,161,574

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; 619,824 and 607,107 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	620	607
Common stock ($.001 par value; 100,000,000 shares authorized; 27,747,131 and 26,763,485 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	27,747	26,763
Additional paid-in capital	23,785,665	21,679,147
Retained earnings	56,149,121	53,925,101
Statutory reserves	6,240,202	6,240,202
Accumulated other comprehensive income	7,728,290	7,151,221

Total stockholders' Equity	93,931,645	89,023,041

Total Liabilities and Stockholders' Equity	$107,753,324	$103,184,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
NET REVENUES:
Wholesale	$8,719,023	$11,498,086
Retail	4,198,217	3,252,392

Total Net Revenues	12,917,240	14,750,478

COST OF REVENUES:
Wholesale	3,752,509	3,913,198
Retail	3,011,797	2,330,431

Total Cost of Revenues	6,764,306	6,243,629

GROSS PROFIT	6,152,934	8,506,849

OPERATING EXPENSES:
Selling expenses	1,403,546	2,168,953
Research and development expenses	727,431	—
General and administrative expenses	1,772,299	1,021,857

Total Operating Expenses	3,903,276	3,190,810

INCOME FROM OPERATIONS	2,249,658	5,316,039

OTHER INCOME (EXPENSE):
Debt issuance costs	—	(52,226)
Other income	46,514	198,434
Interest income	690	1,280
Interest expense	(61,629)	(432,402)

Total Other Income (Expense)	(14,425)	(284,914)

INCOME BEFORE INCOME TAXES	2,235,233	5,031,125

INCOME TAXES	149	102,207

NET INCOME	2,235,084	4,928,918

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	577,069	10,928

COMPREHENSIVE INCOME	$2,812,153	$4,939,846

NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.20
Diluted	$0.08	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,490,088	24,779,592
Diluted	27,800,769	26,854,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,235,084	$4,928,918
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	105,938	6,585
Amortization of intangible assets	301,889	438,227
Amortization of deferred debt issuance costs	—	52,226
Amortization of discount on convertible redeemable preferred stock	—	151,553
Interest expense attributable to beneficial conversion feature of preferred shares	—	184,660
Common shares issued for service	708,350	23,000
Common shares issued for compensation	1,388,101	—
Changes in assets and liabilities:
Accounts receivable	647,990	114,778
Inventories	(682,698)	(2,261,039)
Prepaid expenses and other current assets	(716,077)	208,214
Accounts payable	(5,785)	84,918
Other payables and accrued liabilities	(2,713,995)	(734,981)
Taxes payable	2,118,824	(650,611)
Unearned revenue	37,484	(368,342)
Due to related parties	137,094	90,697

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,562,199	2,268,803

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(3,599,641)	(5,090,025)

NET CASH USED IN INVESTING ACTIVITIES	(3,599,641)	(5,090,025)

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

EFFECT OF EXCHANGE RATE ON CASH	8,394	663

NET DECREASE IN CASH	(29,048)	(2,820,559)

CASH - beginning of period	1,339,972	3,945,740

CASH - end of period	$1,310,924	$1,125,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$366	$—

Non-cash investing and financing activities:
Common stock issued for conversion of convertible redeemable preferred stock	$—	$2,166,000
Convertible redeemable preferred stock issued for dividend payable	$11,064	$321,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the activities of Lotus Pharmaceuticals, Inc., its wholly owned subsidiaries, and its variable interest entities. All material intercompany transactions and balances have been eliminated in the consolidation. Certain information and footnote disclosures normally included in an annual financial statement prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 included in its Annual Report on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

Reverse stock split

The Company effected a two-for-one reverse split of its common stock on December 31, 2010. Accordingly, all references to number of shares and to per share information in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Accordingly, actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets.

Fair value of financial instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued liabilities, customer advances, and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company did not identify any assets or liabilities that are required to be re-measured at fair value at a recurring basis in accordance with ASC 820.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash

The Company maintains cash with various financial institutions mainly in the PRC. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances.

Accounts receivable

The Company presents accounts receivable, net of an allowance for doubtful accounts, if necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any, is recognized in the consolidated statement of operations within “General and Administrative Expenses”. Accounts are written off after exhaustive efforts at collection. Because of the Company’s good relationship with its customers and the efforts of the Company’s collection representative to collect outstanding receivables, the majority age of the balance of the Company’s accounts receivable are less than three months. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required as of March 31, 2011 and December 31, 2010.

Inventories

Inventories, consisting of raw materials, packaging materials, work-in-process and finished goods, are stated at the lower of cost or market utilizing the weighted average costing method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of revenues. The Company did not record any inventory reserve at March 31, 2011 and December 31, 2010.

Property and equipment

Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the period of disposition. The Company reviews property and equipment for impairment when events or changes in circumstances indicate the recorded value may not be recoverable.

The construction-in-progress which consists of factories and office buildings under construction in China is included in property and equipment. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Impairment of long-lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2011 and 2010.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

US GAAP includes the accounting and disclosure for uncertain tax positions and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  The Company did not have any uncertain tax position as of March 31, 2011 and December 31, 2010.

US income tax return for the years prior to 2007 are no long subject to examination by tax authorities.

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

Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if the seller’s price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by the seller, the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and the amount of future returns can be reasonably estimated. At March 31, 2011 and December 31, 2010, the Company did not have any allowance for returns.

Unearned revenue

Unearned revenue consists of prepayments from customers for merchandise that has not yet been shipped. The Company recognizes the deposits as revenue when customers take delivery of the goods. At March 31, 2011 and December 31, 2010, the Company had unearned revenue of $545,238 and $504,442, respectively.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Although the Company has not experienced any material losses from these risks and believes it is in compliance with existing laws and regulations, this may not necessarily be indicative of future results.

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

Stock-based compensation

The Company accounts for stock options and other equity based compensation issued to employees in accordance with ASC 718 “Stock Compensation”. ASC 718 requires companies to recognize an expense in the statement of income at the grant date of stock options and other equity based compensation issued to employees. There were no options outstanding as of March 31, 2011 and December 31, 2010. The Company accounts for non-employee share-based awards in accordance with ASC 505-50 “Equity-based payments to non-employees”

Shipping

Shipping costs are expensed as incurred and included in selling expenses. For the three months ended March 31, 2011 and 2010, all of the shipping expenses were paid by the Company’s customers.

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

Advertising

Advertising is expensed as incurred and is included in selling expenses. Advertising expenses amounted to $0 for the three months ended March 31, 2011 and 2010.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and depreciation related to property and equipment used and fees paid to third parties. Research and development expenses amounted to $727,431 and $0 for the three months ended March 31, 2011 and 2010, respectively.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar, and the functional currency of the Company’s operating subsidiaries and affiliates is Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2011 and 2010 was $8,394 and $663, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2011 and December 31, 2010 were translated at 6.5701 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the three months ended March 31, 2011 and 2010 were 6.5894 RMB and 6.83603 RMB to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

All share and per share amounts used in the Company’s condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the 2-to-1 reverse split, which occurred on December 31, 2010.

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010:

	2011	2010
Net income	$2,235,084	$4,928,918
Deduct: preferred stock dividends	(11,064)	—
Net income for basic earnings per share	2,224,020	4,928,918

Weighted average shares used in basic computation	27,490,088	24,779,592
Earnings per share:
Basic	$0.08	$0.20

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share (continued)

Diluted earnings per share
	2011	2010
Net income for basic earnings per share	$2,224,020	$4,928,918
Add: preferred stock dividends	11,064	—
Net income for diluted earnings per share	2,235,084	4,928,918

Weighted average shares used in basic computation	27,490,088	24,779,592
Diluted effect of warrants	4,654	335,592
Diluted effect of preferred stock	306,027	1,739,278
Weighted average shares used in diluted computation	27,800,769	26,854,462
Earnings per share:
Diluted	$0.08	$0.18

For the three months ended March 31, 2011 and 2010, a total of 1,938,500 and 200,000 warrants, respectively, have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

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

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on how a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended March 31, 2011 and 2010, the Company operated in two business segments - (1) Wholesales segment and (2) Retail segment.

Recent accounting pronouncements

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company believes that the impact of adopting this update will not be material on its consolidated results of operations and financial position.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As the Company did not enter into any business combinations in fiscal year 2011, the adoption did not have any material impact on its financial statement disclosures. However, if the Company enters into material business combinations in the future, the adoption of this update may have significant impact on its financial statement disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Other revenue was reclassified into other income. These reclassifications have no material impact on the previously reported financial position, results of operations and cash flows.

NOTE 2 – INVENTORIES

At March 31, 2011 and December 31, 2010, inventories consisted of the following:

	2011	2010
Raw materials	$178,944	$157,165
Packaging materials	5,400	4,830
Finished goods	1,138,970	472,588
Total	$1,323,314	$634,583

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2011 and December 31, 2010, prepaid expenses and other current assets consist of the following:

	2011	2010
Prepaid research and development expenses	$167,425	$453,734
Prepaid rent expenses	183,860	123,343
Prepaid service fees	961,250	—
Security deposit	350	16,682
Total	$1,312,885	$593,759

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010, property and equipment consists of the following:

	Useful life	2011	2010
Office equipment and furniture	3-8 Years	$258,082	$254,564
Manufacturing equipment	10-15 Years	5,816,725	5,780,040
Construction-in-progress		47,245,392	43,361,865
Total		53,320,199	49,396,469
Less: accumulated depreciation		(10,228,624)	(10,058,534)
Total		$43,091,575	$39,337,935

At March 31, 2011, construction in progress amounted to $47,245,392, representing (i) costs incurred on the 100 MU of land for construction of a new manufacturing plant of approximately $7.3 million located in Cha Ha Er Industrial Park in Inner Mongolia, China, and (ii) costs incurred for construction of a new complex building of approximately $39.9 million in Beijing, China.

Upon completion of the construction-in-progress and ready for their intended uses, the assets will be classified to their respective property and equipment categories.

For the three months ended March 31, 2011 and 2010, depreciation expense amounted to $105,938 and $6,585, respectively, of which $0 was included in cost of revenues since the Company did not perform any production during the three months ended March 31, 2011 and 2010.

NOTE 5 – LAND USE RIGHT HELD FOR DEVELOPMENT

The Company purchased 1,000 MU (approximately 667,000 square meters) of land in Inner Mongolia in 2008 (See Inner Mongolia New Facility under Note 13). The area for Inner Mongolia land which was held for development is 900 MU (approximately 600,000 square meters). The area for the rest of Inner Mongolia land on which the Company expects to build a facility is 100 MU (approximately 67,000 square meters).

Land use right held for development is accounted for at the lower of cost or market. It is considered as long-term asset and free of amortization as it is not used in operations. Management would like to co-develop the land with another entity, but such partner has not been found yet. The Company evaluated the fair value of the land use right as of March 31, 2011 and concluded that the fair value of the right exceeded the carrying value and no impairment loss is recorded.

As of March 31, 2011 and December 31, 2010, land use right held for development consists of the following:

	Lower of cost or market
	2011	2010
Inner Mongolia land use right – 900 MU	$29,422,456	$29,236,891
Total	$29,422,456	$29,236,891

NOTE 6 – DEPOSITS AND INSTALLMENTS ON INTANGIBLE ASSETS

Deposit and Installments on a Chinese Class I drug patent-Laevo-Bambuterol

Pursuant to the technology transfer agreement the Company entered into in April 2008 (See Technology Transfer Agreement under Note 13), the Company previously made a deposit for future milestone requirements in order to acquire a Chinese Class I drug patent. Accordingly, $3,044,094 (RMB 20 million) was classified as a deposit on a patent as of March 31, 2011. Such deposit will be returned to the Company after all milestone payments in connection with the technology transfer agreement has been made.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEPOSITS AND INSTALLMENTS ON INTANGIBLE ASSETS (Continued)

Deposit and Installments on a Chinese Class I drug patent-Laevo-Bambuterol (continued)

Also, the Company has arranged an installment payment plan on the Chinese Class I drug patent to obtain the patent based on clinic milestones, as stipulated in the signed contract. The Company made $5,631,573 (RMB 37 million) as installment payments on the intangible assets as of March 31, 2011. The Company will need to make additional installment payments of approximately $1.67 million (RMB 11 million) to obtain the patent. The various milestone payments have been recorded as an asset and not expensed because all such payments are fully refundable if the studies are not ratified by the SFDA.

In addition, the Company expects to incur approximately $7.61 million (RMB 50 million) in research and development expense related to the Laevo-Bambuterol drug that has entered in Clinical Trial I in the next two years. The Company recorded $727,431 and $0 in research and development expenses for this drug for the three months ended March 31, 2011 and 2010, respectively.

Installments on Gliclazide-Controlled Release Tablets

Pursuant to the new drug patent transfer agreement the Company entered into in February 2009 (See New Drug Patent Transfer Agreement under Note 13), the Company has made the first installment to the transferor to obtain the patent. Hence, the Company recorded $913,228 (RMB 6 million) as installment payment on intangible assets as of March 31, 2011. In order to acquire the patent, the Company needs to make additional installments of approximately $457,000 (RMB 3 million). These payments have been recorded as an asset as they are fully refundable if the studies are not ratified by the SFDA.

In addition, the Company expects to incur approximately $1.22 million (RMB 8 million) in research and development expense related to the Gliclazide-Controlled Release Tablets that was accepted by the China SFDA for medicine registration application in the next two years. The Company did not record any research and development expense for the drug for the three months ended March 31, 2011 and 2010.

NOTE 7 – LAND USE RIGHTS AND OTHER INTANGIBLE ASSETS

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the terms of the land use rights, which range from 40 to 50 years. The Company acquired one parcel of land use right in Beijing and the other parcel of land use right in Inner Mongolia, China. The Company has received land use right certificate on the parcel of land in Beijing. However, as of the filing date of this report, the Company has not received land use right certificate on the parcel of land in Inner Mongolia. The delay is common in China. As described elsewhere in this report, the area for the Inner Mongolia land on which the Company expects to build a facility is 100 MU (approximately 67,000 square meters).The Company acquired the parcel of Beijing land use right in the amount of approximately $10.2 million (RMB 66,769,504) and the 100 MU (approximately 67,000 square meters) Inner Mongolia land use right in the amount of approximately $3.4 million (RMB 22,366,000), which are included in land use rights.

On October 9, 2006, the Company entered into a five-year loan agreement (the “Loan Agreement”) and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend Wu Lan approximately $4.5 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan agreed to grant the Company an exclusive right to supply all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty years. In October 2006, the Company’s chief executive officer, Dr. Zhongyi Liu (hereafter, “Dr. Liu”), made this loan to Wu Lan on behalf of the Company. On October 21, 2006, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Dr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Dr. Liu accepted the assignment with all the risks and obligations but no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Dr. Liu compensation of approximately $1.3 million (RMB 9 million) in five (5) equal annual installments of approximately $274,000 (RMB 1.8 million) commencing October 21, 2006. Accordingly, the Company recorded an intangible asset of approximately $1.3 million (RMB 9 million) related to the exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company amortizes this exclusive right over a term of 20 years.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LAND USE RIGHTS AND OTHER INTANGIBLE ASSETS (Continued)

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

At March 31, 2011 and December 31, 2010, intangible assets consist of the following:

	2011	2010
Revenue rights	$1,369,842	$1,361,203
Intellectual rights	8,219,053	8,167,216
Land use rights	13,566,841	13,481,277
Software	11,264	11,192
Total	23,167,000	23,020,888
Less: accumulated amortization	(2,799,505)	(2,480,982)
Total	$20,367,495	$20,539,906

Amortization expense amounted to approximately $301,889 and $438,227 for the three months ended March 31, 2011 and 2010, respectively.

The projected amortization expense attributed to future periods is as follows:

Twelve-month periods ending March 31:	Expense
2012	$1,209,453
2013	1,208,362
2014	1,208,362
2015	1,208,362
2016	1,208,362
2017 and thereafter	14,324,594
Total	$20,367,495

NOTE 8 – OTHER PAYABLES AND ACCRUED LIABILITIES

At March 31, 2011 and December 31, 2010, other payables and accrued liabilities consist of the following:

	2011	2010
Construction payable	$—	$120,996
Refundable deposit	154,488	153,513
Accrued sales commission	—	1,512,447
Accrued payroll and employees benefit	375,292	1,280,394
Other	210,711	374,116
Total	$740,491	$3,441,466

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES

Income Tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Lotus Pharmaceuticals Inc. was incorporated in the United States and has an aggregate U.S. net operating loss carryforward of approximately $7,086,000 as of March 31, 2011, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, which may be available for offsetting against future taxable U.S. income. These carryforwards will expire, if not utilized, through 2031.

Management believes that the realization of the benefits from these loss carryforwards appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed. The valuation allowance at March 31, 2011 and December 31, 2010 was approximately $2,409,000 and $2,036,000, respectively. The net change in the valuation allowance was an increase of approximately $373,000 during the three months ended March 31, 2011. The consolidated income is earned overseas and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of March 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Tax benefit of net operating loss carryforward	$2,409,000	$2,036,000
Valuation allowance	(2,409,000)	(2,036,000)
Net deferred tax asset	$—	$—

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

Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd. did not have any business activity for PRC income tax purpose. Accordingly, no income tax provision was made for Lotus Century Pharmaceutical (Beijing) Technology Co., Ltd pursuant to the related PRC income tax law.

Beijing Liang Fang was subject to 25% income tax rate since January 1, 2009. Located in Inner Mongolia, Liang Fang’s branch received income tax exemption for its fiscal 2011, 2010 and 2009 taxable income from the Cha You Qian Qi government situated in Inner Mongolia, P.R.C. on June 3, 2008.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES (Continued)

Income Tax (continued)

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	2011	2010
US statutory rate	34.00%	34.00%
Foreign income not recognized in the US	(34.00%)	(34.00%)
China statutory rate	25.00%	25.00%
China income tax exemption	(24.99%)	(22.97%)
Effective income tax rate	0.01%	2.03%

The estimated tax savings as a result of the income tax exemption from Liang Fang’s branch for the three months ended March 31, 2011 and 2010 amounted to approximately $834,000 and $1,338,000, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended March 31, 2011 and 2010 from $0.08 to $0.05 and from $0.20 to $0.14, respectively.

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

VAT on sales and VAT on purchases amounted to approximately $2,196,000 and $246,000 for the three months ended March 31, 2011 and $2,508,000, and $190,000 for the three months ended March 31, 2010, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent. As of March 31, 2011 and December 31, 2010, the VAT payable amounted to $3,815,173 and $1,874,078, respectively.

Taxes Payable

At March 31, 2011 and December 31, 2010, taxes payable (prepaid) are as follows:

	2011	2010
Value added tax	$3,815,173	$1,874,078
Corporation income tax	(56,797)	(56,223)
Other taxes	404,087	206,710
Total	$4,162,463	$2,024,565

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable - related parties consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Note to Guoan Song, father of Zhenghong Song who is the spouse of the company’s CEO, Zhongyi Liu, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% and 4.6869% at March 31, 2011 and December 31, 2010, respectively), and unsecured.	$794,839	$789,826
Note to Guixin Zheng, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% and 4.6869% at March 31, 2011 and December 31, 2010, respectively), and unsecured.	1,720,674	1,709,822
Note to Zhaozhao Ma, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% and 4.6869% at March 31, 2011 and December 31, 2010, respectively), and unsecured.	689,126	684,779
Note to Zhongyi Liu, CEO and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% and 4.6869% at December 31, 2010 and 2009, respectively), and unsecured.	1,466,895	1,457,643
Note to Zhenghong Song, spouse of the Company’s Chief Executive Officer, Zhongyi Liu, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% and 4.6869% at March 31, 2011 and December 31, 2010, respectively), and unsecured.	603,564	599,759

Total notes payable – related parties, long term	$5,275,098	$5,241,829

For the three months ended March 31, 2011 and 2010, the Company recorded a total interest expense of $61,629 and $59,405 related to those loans, respectively.

Due to related parties

The Chief Executive Officer of the Company Dr. Zhongyi Liu and his spouse and several key employees of the Company, from time to time, provided advances to the Company for working capital purposes. During the three months ended March 31, 2011 and 2010, the Company did not repay any of these advances. At March 31, 2011 and December 31, 2010, the Company had a payable to its Chief Executive Officer and his spouse and other employees at an amount of $749,607 and $744,879, respectively. These advances are short-term in nature and non-interest bearing and unsecured.

As discussed in Note 7, the Company entered into a five-year loan agreement and a contract with Wu Lan, whereby the Company agreed to lend Wu Lan approximately $4.5 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. The Company’s CEO, Dr. Liu, made this loan to Wu Lan on behalf of the Company. In return, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Dr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Dr. Liu accepted the assignment with all the risks and obligations but had no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Dr. Liu compensation of an aggregate of approximately $1.3 million (RMB 9 million) in 5 equal annual installments of approximately $274,000 (RMB 1.8 million) started from October 21, 2006.

For the three months ended March 31, 2011 and 2010, the Company did not pay anything to Dr. Liu for the liability incurred by the assignment in the agreement mentioned above. At March 31, 2011 and December 31, 2010, amounts due under this assignment agreement were $1,075,611 and $1,068,827, respectively, and have been included in current portion of due to related parties on the accompanying consolidated balance sheets, respectively.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

At March 31, 2011 and December 31, 2010, the Company has recorded accrued interest relating to notes payable - related parties of $936,392 and $869,067, respectively, which have been included in due to related parties – long-term on the accompanying consolidated balance sheets. The accrued and unpaid interest relating to notes payable will be paid in full on the due date of the notes in accordance with the loan agreement. Therefore, the accrued interest is long-term in nature.

During the three months ended March 31, 2011 and 2010, the Chief Executive Officer of the Company, Dr. Zhongyi Liu, from time to time, made payments to various unrelated third parties on behalf of the Company. At March 31, 2011 and December 31, 2010, the Company owed its Chief Executive Officer $304,512 and $228,670, respectively. These advances are short-term in nature, non-interest bearing and unsecured.

For the three months ended March 31, 2011, a summary of activities in due to related parties is as follows:

	Assignment fee payable	Working capital advances	Accrued interest on notes payable	Payments made on behalf of the Company	Total
Balance - December 31, 2010	$1,068,827	$744,879	$869,067	$228,670	$2,911,443
Additions	—	—	61,810	151,640	213,450
Repayment	—	—	—	(76,109)	(76,109)
Foreign currency fluctuations	6,784	4,728	5,515	311	17,388
Balance - March 31, 2011	$1,075,611	$749,607	$936,392	$304,512	$3,066,122

NOTE 11 – STOCKHOLDERS’ EQUITY

February 2008 Preferred Stock and Warrant Purchase Agreement

On February 25, 2008 (“Closing Date”), pursuant to a Convertible Redeemable Preferred Share and Warrant Purchase Agreement (the “Purchase Agreement”) by and among the Company, Dr. Zhongyi Liu and Mrs. Zhenghong Song (the “Founders”), and accredited investors (each a “Purchaser” and collectively, the “Purchasers”), the Company issued to the Purchasers an aggregate of 5,747,118 shares of the Company’s Preferred Stock, par value $0.001 per share, at a price equal to $0.87 per share (the “Preferred Shares”). In February 2008, the convertible redeemable preferred stock was  deemed debt due to the mandatory redeemable feature of the Preferred Stock according to ASC 480 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. In addition, the Company issued to the Purchasers warrants to purchase up to 1,436,777 shares of the Company’s common stock in the aggregate. The Warrants have an exercise price of $2.41. The warrants are exercisable for a period of five years from the closing date. Holders of the warrants may not exercise the warrants if the exercise would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of the warrants upon not less than 61 days written notice to the Company.

Each of these Preferred Shares was convertible into 0.5 share of the Company’s common stock (as adjusted for stock splits, stock dividends, reclassification and the like), pays an 8% dividend annually, payable in additional Convertible Preferred Shares and also pays any dividend to be paid on the common shares on an as-converted basis. Until May 25, 2010, the Preferred Shares could be redeemed at the option of the Purchasers at the redemption price of $0.87 per share (as adjusted for stock splits, stock dividends, reclassification and the like), and no other capital stock of the Company may be redeemable prior to the Preferred Shares. Holders of Preferred Shares may not convert Preferred Shares to common shares if the conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares. That limitation may be waived by a holder of Preferred Shares upon not less than 61 days written notice to the Company. The Preferred Shares vote with the common stock on an as converted basis, except that the Preferred Shares are not entitled to vote for directors. The Company is prohibited from taking certain corporate actions, including, without limitation, issuing securities senior to the Preferred Shares, selling substantially all assets, repurchasing securities and declaring or paying dividends, without the approval of the holders of a majority of the Preferred Shares then outstanding.

Under the designations of related agreements, rights and preferences of the Preferred Stock, the Company could be required to redeem the Preferred Stock at the option of the holder for a period of 90 days beginning on February 25, 2010. The redemption price which is equal to $0.87 per share plus any accrued but unpaid dividends must be paid in cash, in one lump sum within one month from the end

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

February 2008 Preferred Stock and Warrant Purchase Agreement (continued)

of the 90 days period. Following the end of said 90 days period, the Series A Preferred Stock is not redeemable. None of preferred stockholders required redeeming the Preferred Stock by the end of the specific redemption period. Since the redemption feature of the Preferred Stock lapsed, the Company reclassified the existing carrying amount of the convertible Preferred Stock from debt to equity on May 26, 2010 in accordance with the provisions of ASC 480.  Accordingly, the 684,176 shares of outstanding convertible Preferred Stock were recorded as equity on May 26, 2010.

In February 2011, the Company issued 12,717 shares of Preferred Stock to the holders of Series A Preferred Stock for their dividends. These Preferred Shares have the same terms as the Preferred Shares issued in February 2008 per the February 2008 Preferred Stock and Warrant Purchase Agreement.

During the period from May 26, 2010 through March 31, 2011, 77,069 shares of preferred stock were converted into 38,535 shares of common stock.

Common Stock

In January 2011, the Company issued 5,000 shares of its common stock to a lawyer in connection with legal service rendered. The shares were valued at the fair value of $2.27 per share on the grant date. In connection with the issuance of these shares, the Company reduced accrued expense by $11,350.

In January 2011, the Company issued 80,000 shares of its common stock to its four newly appointed directors in connection with service rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. The total value of $164,000 was allocated to director fees of $82,000 and prepaid expense of $82,000 which will be amortized in the second quarter of 2011.

In January 2011, the Company issued 300,000 shares of its common stock to three consultants in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. The total value of $615,000 was allocated to consulting expense of $307,500 and prepaid expense of $307,500 which will be amortized in the second quarter of 2011.

In January 2011, the Company issued 40,000 shares of its common stock to a consultant in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. The total value of $82,000 was allocated to consulting expense of $41,000 and prepaid expense of $41,000 which will be amortized in the second quarter of 2011.

In January 2011, the Company issued 30,000 shares of its common stock to its vice president of corporate development in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. The total value of $61,500 was allocated to compensation expense of $30,750 and prepaid expense of $30,750 which will be amortized in the second quarter of 2011.

In January 2011, the Company issued 47,383 shares of its common stock to its chief executive officer in connection with services rendered. The shares were valued at the fair value of $2.216 per share on the grant date. In connection with the issuance of these shares, the Company reduced accrued expense by $105,000.

In January 2011, the Company issued 451,263 shares of its common stock to its chief executive office in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.216 per share on the grant date. The total value of $1,000,000 was allocated to compensation expense of $500,000 and prepaid expense of $500,000 which will be amortized in the second quarter of 2011.

In February 2011, the Company issued 30,000 shares of its common stock to a key person in connection with services rendered. The shares were valued at the fair value of $1.92 per share on the grant date. In connection with the issuance of these shares, the Company recorded compensation expense of $57,600.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

2010 Stock Incentive Plan

The 2010 Stock Incentive Plan provides for the issuance of up to 1,500,000 shares of common stock to employees, directors, consultants and advisors of the Company and its subsidiaries. Awards may be in the form of stock options (including incentive stock options), stock appreciation rights, stock awards, and cash awards. The Plan is administered by the Company’s Board of Directors or a committee of the Board of Directors consisting of at least two directors who shall not be employees of the Company. Subject to the terms of the Plan, the Board of Directors as administrator has the sole discretion to select the directors, officers, employees, consultants and advisors who will receive awards, determine the terms and conditions of the awards, and interpret the provisions of the Plan and outstanding awards. The Board of Directors generally may amend or terminate the Plan at any time and for any reason, except that share and other award limitations cannot be increased and minimum stock option and stock appreciation right exercise prices cannot be changed unless such a plan amendment is approved by the Company’s stockholders. If any award under the Plan is cancelled prior to its exercise or vesting in full, or if the number of shares subject to an award is reduced for any reason, the shares of the Company’s common stock that are no longer subject to such award will be returned to the available pool of shares reserved for issuance under the Plan. As of March 31, 2011, the Company has issued a total of 35,000 shares of common stock, for which professional fees in the amount of $11,350 and compensation in the amount of $57,600 were charged to expense.

Statutory Reserve

The Company is required to make appropriations to a statutory reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital.

The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory reserve balance after such issue is not less than 25% of the registered capital.

The Company’s statutory reserve has reached 50% of its registered capital as of March 31, 2010. As such, no additional reserve was recorded during the three months ended March 31, 2011.

Stock Warrants

There were no stock warrants issued, terminated/forfeited and exercised during the three months ended March 31, 2011.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding and exercisable at March 31, 2011:

Warrants outstanding and exercisable
Exercise price	Number outstanding at March 31, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.74	62,500	0.87	$1.74
2.40	1,436,777	1.91	2.40
2.41	301,723	1.91	2.41
3.00	125,000	0.82	3.00
$3.82	75,000	3.78	3.82
	2,001,000	1.88	$2.47

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, “Segment Reporting”. In the three months ended March 31, 2011 and 2010, the Company operated in two reportable business segments: (1) Wholesale segment: the manufacture and distribution of pharmaceutical products; and (2) Retail segment: the retailing of western and traditional Chinese medications and medical treatment equipment through its own ten drug stores and direct sales to other drug stores located in Beijing China. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Selected financial information with respect to these reportable business segments for the three months ended March 31, 2011 and 2010 was as follows:

For the three months ended March 31, 2011	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$8,719,023	$4,198,217	$—	$12,917,240
Cost of revenues	(3,752,509)	(3,011,797)	—	(6,764,306)
Operating expenses	—	—	(3,903,276)	(3,903,276)
Other income (expense)	—	—	(14,425)	(14,425)
Income tax	—	—	(149)	(149)
Net income	$4,966,514	$1,186,420	$(3,917,850)	$2,235,084

For the three months ended March 31, 2010	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$11,498,086	$3,252,392	$—	$14,750,478
Cost of revenues	(3,913,198)	(2,330,431)	—	(6,243,629)
Operating expenses	—	—	(3,190,810)	(3,190,810)
Other income (expense)	—	—	(284,914)	(284,914)
Income tax	—	—	(102,207)	(102,207)
Net income	$7,584,888	$921,961	$(3,577,931)	$4,928,918

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Technology Transfer Agreement

In April 2008, one of the Company’s affiliates, En Ze Jia Shi, entered into a Technology Transfer Agreement with Dong Guan Kai Fa Biological Medicine LTD (“Dong Guan”) pursuant to which Dong Guan agreed to transfer the technology material, new medicine research and rights to the Chinese patent of the anti-asthma new medicine R-BM to En Ze Jia Shi on an exclusive basis in exchange for a transfer technology fee of approximately $7.3 million (RMB 48 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

•	complete the filing with the SFDA of the medicine’s clinical research ratification document,

•	complete the clinical research,

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

Technology Transfer Agreement (continued)

•	complete the medicine’s trial production, and

•	provide raw materials and formulation related documentation and apply for the new medicine certification and production approval.

In addition to the payment of the technology transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at $7.6 million (RMB 50 million). Lotus East intends to use its working capital to fund the project’s costs.

Dong Guan is responsible for preparing and transferring the clinical research and application documents as well as assisting En Ze Jia Shi in the completing the clinical research and applying for the new medicine certification and production approval documents.

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•

Approximately $1.52 million (RMB 10 million) is due by the 15th business day following the receipt of the processing notice of the receipt of the clinical application and all related material from SFDA is received,

•	Approximately $1.22 million (RMB 8 million) is due by the 10th business day after the receipt of the medicine’s clinical ratification document,

•	Approximately $1.52 million (RMB 10 million) is due by the 15th business day after the medicine’s Phase I clinical study is completed and ratification from the SFDA is obtained, and

•	Approximately $3.04 million (RMB 20 million) is due by the 10th business day after the medicine’s Phase II clinical study is completed and ratification from the SFDA is obtained.

As of March 31, 2011, the Company has made payments of $5.6 million (RMB 37 million) in according to the above schedule and the drug is on the Phase I clinical study now.

En Ze Jia Shi paid Dong Guan a deposit of approximately $3.04 million (RMB 20 million) in April 2008 which is to be returned to En Ze Jia Shi within 10 days after the transfer technology fee is fully paid. In the event Dong Guan should be unable to timely return the deposit, it will pay En Ze Jia Shi a late fee and En Ze Jia Shi is entitled to damages for Dong Guan’s failure to timely return the deposit.

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia Shi has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia Shi guaranteed that the grant monies will be shared equally by both parties. As of March 31, 2011, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia Shi should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

Once the drug is marketed, the Company is obligated to pay 3% of revenue derived from the drug to Dong Guan.

Inner Mongolia New Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District in Inner Mongolia. The new facility, which will be comprised of approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s business. The Company was subsequently granted

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

Inner Mongolia New Facility (continued)

the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters). The project will require a total investment of RMB 320 million, or approximately $48,705,000 besides the payment for the land use right. The construction of the project began in August 2008 and the Company anticipates that it will take a few years to complete the construction of the project.

Liang Fang intends to use its present working capital together with bank loans and/or government grants and/or third party financing to fund the project. The funds are required to be invested over the estimated construction period of the project. As of March 31, 2011, Liang Fang has paid approximately $3.4 million (approximately RMB 22.37 million) of the total investment. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from third party sources.

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

New Drug Patent Transfer Agreement

In February 2009, one of the Company’s affiliates, En Ze Jia Shi, entered into a New Drug Patent Transfer Agreement with Beijing Huicheng Ruixiang Pharmaceutical Technology Co. LTD (“Huicheng”) pursuant to which Huicheng agreed to transfer the patent technology and related research materials about the Chinese drug of Gliclazide-Controlled Released Tablets to En Ze Jia Shi on an exclusive basis in exchange for a transfer patent fee of approximately $1.37 million (RMB 9 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

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

In addition to the payment of the patent transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at approximately $1.22 million (RMB 8 million). Lotus East intends to use its working capital to fund the project costs.

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

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

New Drug Patent Transfer Agreement (continued)

•	Provide the new medicine registration samples with 100,000 dosage units, and

•	Supplement and improve the technical materials according to the requirement of the Evaluation Center of Chinese State Drug Administration.

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•	Approximately $0.91 million (RMB 6 million) is due by the 90th business day following the receipt of the Notice of China Accepted Patent and Notice of Medicine Registration Application,

•	Approximately $0.23 million (RMB 1.5 million) is due by the 30th business day after the receipt of the medicine’s clinical ratification document, and

•	Approximately $0.23 million (RMB 1.5 million) is due by the 30th business day after the production ratification from the SFDA is obtained.

En Ze Jia Shi made the first installment of approximately $0.91 million (RMB 6 million) to Huicheng in May 2009 which is to be returned to En Ze Jia Shi if it cannot obtain the production ratification from the SFDA due to any fault caused by Huicheng. The Company is waiting for China government’s approval for Clinical Trial for this drug now.

Other Contingency

The current Labor Contract Law of the People’s Republic of China requires employers to assure the liability of the severance payments if employment relations are terminated by employers and employees have been working for the employers for at least two years. The Company has estimated its possible severance payments of approximately $15,000 as of March 31, 2011, which has not been reflected in its condensed consolidated financial statements as the probability of payment is not more likely than not.

NOTE 14 – CONCENTRATIONS

Customer

No customer accounted for more than 10% of the Company’s total sales for the three months ended March 31, 2011 and 2010, respectively.

Suppliers

One major supplier provided approximately 25% of the Company’s purchases of raw materials and third party manufactured finished goods for the three months ended March 31, 2011 and the Company did not have any amount of advances to the supplier as of March 31, 2011.

Two major suppliers provided approximately 17% and 14% of the Company’s purchases of raw materials and third party manufactured finished goods for the three months ended March 31, 2010 and the Company did not have any amount of advance to these suppliers as of March 31, 2010.

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

In April 2010, the term of Contractual Arrangements was approved and extended by the board of directors from 10 years to 30 years, thereby establishing the termination date of such agreements as 2036.

When used in this section, and except as may be set forth otherwise, the terms “we,” “us,” “ours,” and similar terms includes Lotus Pharmaceuticals Inc. and its subsidiaries, Lotus International and Lotus Century, as well as Lotus East.

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

LAND USE RIGHTS AND OTHER INTANGIBLE ASSETS

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

IMPAIRMENT OF LONG-LIVED ASSETS

We examine the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Fair value is an estimate using assumptions about future cash flows and may change significantly as time passes.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and depreciation for facilities related to research and development activities and salaries paid for the development of our products and fees paid to third parties.

INCOME TAXES

The Company applies the accounting standard regarding accounting for income taxes and the accounting standard regarding accounting for uncertainty in income taxes for income taxes. This accounting standard requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The charge for taxation is based on the results for the period as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. This requires management’s judgment and actual results may significantly differ in the future.

STOCK-BASED COMPENSATION

We recognize in the statement of income the grant-date fair value of stock options and other equity based compensation issued to employees and non-employees.  Fair value is an estimate, using assumptions about option exercises and volatility, which may change significantly in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We believe that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in fiscal year 2011, we believe that the adoption this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Revenues

Total net revenues for the three months ended March 31, 2011 were $12,917,240 as compared to total net revenues of $14,750,478 for the three months ended March 31, 2010, a decrease of $1,833,238 or 12.4%. For the three months ended March 31, 2011 and 2010, total net revenues consisted of the following:

	2011	2010
Wholesale	$8,719,023	$11,498,086
Retail	4,198,217	3,252,392
Total net revenues	$12,917,240	$14,750,478

•

For the three months ended March 31, 2011, wholesale revenues decreased $2,779,063 or 24.2%, compared to wholesale revenues for the three months ended March 31, 2010. The decrease was primarily attributable to a   decreased sale of approximately $2,313,000 from Muxin (an eye drop) which is one of our self-branded products due to the termination of our out-sourcing manufacture agreement and a decrease in sales of approximately $2,825,000 from twelve third party manufactured products distributed through our wholesale distribution channel for which we act as a non-exclusive wholesale distributor. This was partially offset by an increase in revenues of approximately $1,427,000 from three third party manufactured products (The manes of these three drugs are Recombinant Human Erythropoietin Injection, Recombinant Human Interleukin-2 Injection and Recombinant Human Granulocyte Stimulating Factor Injection.) for which we hold exclusive distribution rights, and an increase in revenues of approximately $932,000 from other miscellaneous drugs distributed through our wholesale distribution channel. In the three months ended March 31, 2011, it is our belief that numerous drug sales agents sold drugs for which they hold non-exclusive rights to some regions in where they did not have any distribution rights. In order to compete with our competitors, we lowered our wholesales distribution price of these drugs for which we hold non-exclusive distribution rights and concentrated our sales efforts on these drugs for which we hold exclusive distribution rights. As a result, our sales from the twelve drugs for which we hold non-exclusive distribution rights decreased and our sales from the three drugs for which we hold exclusive distribution rights increased. We expect our total wholesale revenue will maintain at its current level with minimal growth in the remaining part of fiscal 2011.

•

For the three months ended March 31, 2011, retail revenues increased by $945,825 or 29.1%, compared to retail revenues for the three months ended March 31, 2010. The increase was mainly attributable to an increase in revenue from our own ten drug stores of approximately $128,000 and an increase in revenue from our direct sales to other Over-the-Counter drug stores in Beijing of approximately $818,000. Due to the growth and success of our OTC Drug Division’s sales force, our retail revenues for the three months ended March 31, 2011 substantially increased. We expect our retail revenue from our own ten drug stores will remain in its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the future.

Cost of Revenues

Overall, cost of revenues for the three months ended March 31, 2011 increased $520,677 or 8.3% as compared to the total cost of revenues for the three months ended March 31, 2010. Our total cost of revenues as a percentage of total net revenues for the three months ended March 31, 2011 increased to 52.4% from 42.3% for the three months ended March 31, 2010. Cost of revenues as a percentage of net revenues from our wholesale operations increased to 43.0% for the three months ended March 31, 2011 from 34.0% for the three months ended March 31, 2010. In the three months ended March 31, 2011, we lowered our wholesales price of twelve drugs for which we hold non-exclusive distribution rights as discussed above. The lower wholesale price in the 2011 period had an effect of increasing cost of revenues as a percentage of net revenues as compared to the 2010 period. Cost of revenues as a percentage of net revenues from our retail operations for the three months ended March 31, 2011 increased to 71.74% from 71.65% for the three months ended March 31, 2010.  The slight increase was primarily attributable to the slight increase in our purchase price for retail drugs and our inability to pass the increase to our customers due to the China government’s restrictive controls on drugs sales prices. We expect our total cost of revenues as a percentage of total net revenues will remain in its current level in the near future.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $6,152,934 or 47.6% of total net revenues, as compared to $8,506,849 or 57.7% of total net revenues for the three months ended March 31, 2010. We expect that our gross profit margin will maintain in its current level with minimal growth in the near future.

Operating Expenses

Total operating expenses for the three months ended March 31, 2011 were $ 3,903,276, as compared to total operating expenses of $3,190,810 for the three months ended March 31, 2010, an increase of $712,466 or 22.3%. This increase included the following:

For the three months ended March 31, 2011, selling expenses amounted to $1,403,546 as compared to $2,168,953 for the three months ended March 31, 2010, a decrease of $765,407 or 35.3%. For the three months ended March 31, 2011, selling expenses as a percentage of total net revenues was 10.9% while for the three months ended March 31, 2010, selling expenses as a percentage of total net revenues was 14.7%. In the three months ended March 31, 2011, we decreased the unit price of these drugs for which we hold non-exclusive distribution rights as described in elsewhere of this report. As a result of these lowered distribution prices, our sales representatives were able to profitably sell these drugs without our payment of commission for their sales of these drugs. Therefore, our selling expenses as a percentage of total net revenues decreased. We expect our selling expenses will maintain at its current level with minimal growth in the remaining part of fiscal 2011.

For the three months ended March 31, 2011, research and development expenses amounted to $727,431 as compared to $0 for the three months ended March 31, 2010, an increase of $727,431 or 100%. The increase was attributable to the research and development expenses for clinical trial of the Laevo-Bambuterol drug. We expect our research and development expense to continue to increase in the near future since the Laevo-Bambuterol drug is in clinical trials and Gliclazide-Controlled Release Tablets and Isosorbide Mononitrate Tablets are waiting for approval to initiate clinical trials.

For the three months ended March 31, 2011, general and administrative expenses were $1,772,299, as compared to general and administrative expenses of $1,021,857 for the three months ended March 31, 2010, an increase of $750,442 or 73.4%. These changes are summarized below:

	2011	2010
Salaries and related benefits	$785,636	$156,455
Amortization and depreciation expenses	407,827	444,812
Rent	76,978	75,579
Travel and entertainment	15,346	—
Professional fees	444,040	310,542
Other	42,472	34,469
Total	$1,772,299	$1,021,857

The primary changes in these expenses from the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 included the following:

•

Salaries and related benefits increased $629,181 or 402.1%, which was mainly attributable to an increase in salaries of approximately $227,000 and an increase in bonus of approximately $402,000 which included a bonus paid to Dr. Liu, our Chief Executive Officer, of approximately $388,000, in order to motivate our staffs and to ensure a stable and loyal work team for our long term benefit and success. We anticipate that our salaries and related benefits will remain at its current level in the near future.

•

Amortization of our intangible assets and depreciation on our property and equipment decreased by $36,985 or 8.3%, which was primarily attributable to the decrease in amortization from land use rights of approximately $136,000 offset by an increase in depreciation on fixed assets of approximately $99,000. During the three months ended March 31, 2011, we did not amortize the land use right which was held for development since it was not used in operations while we charged amortization of approximately $136,000 for the same land use right to general and administrative expenses in the three months ended March 31, 2010 as it was put in use in the period. For the three months ended March 31, 2011, we did not generate any production activity and we charged depreciation of approximately $99,000 from our manufacturing machinery and equipment to general and administrative expenses, whereas, for the three months ended March 31, 2010, we did not charge any depreciation from our manufacturing machinery and equipment to general and administrative expenses. In the fourth quarter of fiscal 2010, we charged depreciation for the whole fiscal year of 2010 from our manufacturing machinery and equipment to general and administrative expenses.

•

Travel and entertainment increased $15,346 or 100.0% which was mainly attributable to the increased travel expenses of approximately $15,000 for the three months ended March 31, 2011 as compared to the travel and entertainment expenses for the three months ended March 31, 2010.

•

Professional fees increased $133,498 or 43.0%, which was primarily attributable to an increase in fees related to our consultants’ service of approximately $125,000 for corporate affairs and development, and an increase in fees paid for other miscellaneous service of approximately $8,000.

•	Other general and administrative expenses, which included office supplies, general management fees, car insurance, postage and other office expenses, increased by $8,003 or 23.2%.

Income from Operations

As a result of forgoing, we reported income from operations of $2,249,658 for the three months ended March 31, 2011, as compared to income from operations of $5,316,039 for the three months ended March 31, 2010, a decrease of $3,066,381 or 57.7%.

Other Income (Expense)

For the three months ended March 31, 2011, we had a total net other expense of $14,425, as compared to a total net other expense of $284,913 for the three months ended March 31, 2010, a decrease of $270,489 or 94.9%. The change in total net other income (expense) was primarily attributable to:

•

For the three months ended March 31, 2011, we did not have any debt issuance costs, as compared to $52,226 for the three months ended March 31, 2010, a decrease of $52,226 or 100.0%. The decrease was attributable to the decrease in amortization amount on debt issuance costs associated with the issuance of February 2008 Series A Convertible Preferred Stock for which we amortized on a 24-month period and began our amortization on the February 2008 debt issuance costs in March 2008. Therefore, the debt issuance costs were fully amortized in February 2010.

•

For the three months ended March 31, 2011, other income was $46,514 as compared to $198,434 for the three months ended March 31, 2010, a decrease of $151,920 or 76.6%. The other income was leasing income. We sublease certain portions of our retail stores and counter spaces to various other vendors which generate leasing revenue. The significant decrease in leasing income was primarily attributable to less spaces being rented out. In late 2010, the State Food and Drug Administration began to require that companies that produce and sell food and drug decrease the ratio of the area they rent out in these companies’ operation facility in order to prevent any defective food and drug from getting into Beijing. As a result, our leasing revenue decreased substantially.

•

For the three months ended March 31, 2011, interest expense was $61,629 as compared to $432,402 for the three months ended March 31, 2010, a decrease of $370,773 or 85.7%. The decrease in interest expense was primarily attributable to a decrease in amortization of debt discount associated with the February 2008 Series A Convertible Preferred Stock of approximately $151,000, a decrease in accrued dividend for the February 2008 Series A Convertible Preferred Stock of approximately $37,000, and a decrease in interest of approximately $185,000 from the beneficial conversion feature of the second year interest shares for the February 2008 Series A Convertible Preferred Stock, offset by an increase in interest of approximately $2,000 in connection with the related parties notes payable.

Income Taxes

For the three months ended March 31, 2011, our income tax expense was $149, as compared to $102,207 for the three months ended March 31, 2010, a decrease of $102,058 or 99.9%.  The decrease in income tax expense was mainly attributable to the decrease in taxable income generated by our operating entities.

Net Income

As a result of these factors, we reported net income of $2,235,084 for the three months ended March 31, 2011 as compared to net income of $4,928,918 for the three months ended March 31, 2010. This translated to basic earnings per common share of $0.08 and $0.20, and diluted earnings per common share of $0.08 and $0.18, for the three months ended March 31, 2011 and 2010, respectively.

Other Comprehensive Income

The functional currency of our operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). The financial statements of our operating subsidiaries and affiliates are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $577,069 for the three months ended March 31, 2011 as compared to $10,928 for the three months ended March 31, 2010. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had comprehensive income for the three months ended March 31, 2011 of $2,812,153, compared with $4,939,846 for the three months ended March 31, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At March 31, 2011 and December 31, 2010, we had a cash balance of $1,310,924 and $1,339,972, respectively. These funds are distributed in financial institutions located in China.

Our working capital increased $1,181,928 to working capital deficit of $2,327,286 at March 31, 2011 from working capital deficit of $3,509,214 at December 31, 2010. This increase in working capital is primarily attributed to:

•	an increase in inventories of approximately $689,000,

•

an increase in prepaid expenses and other current assets of approximately $719,000 which was primarily attributable to the increased prepayments made for services of approximately $961,000 offset by the decrease in prepayment for a drug’s clinical trial of approximately $287,000,

•	a decrease in accounts payable of approximately $6,000,

•

a decrease in other payables and accrued liabilities of approximately $2,701,000 due to the payments made in the first quarter of 2011 to pay off the 2010 accrued sales commission of approximately $1,522,000 and the 2010 accrued employees bonus of approximately $913,000 and the 2010 accrued expenses for services of approximately $116,000 and the 2010 accrued payables for construction of approximately $122,000, offset by

•	a decrease in cash of approximately $29,000,

•	a decrease in accounts receivable of approximately $637,000 due to the collections incurred in the first quarter of 2011,

•

an increase in taxes payable of approximately $2,138,000 which was mainly attributable to the increase in value-added taxes payable of approximately $1,941,000 and the increase in other taxes payable of approximately $197,000,

•	an increase in unearned revenue of approximately $41,000,

•	an increase in due to related parties of approximately $87,000.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets as of March 31, 2011 and December 31, 2010 and does not necessarily reflect changes in assets and liabilities reflected on our cash flow statement, for which we use the average foreign exchange rate during the period to calculate these changes.

Our balance sheet as of March 31, 2011 also reflects notes payable to related parties of $5,275,098 due on December 30, 2015 which was a series of working capital loans made to us since December 31, 2005 by the Company’s Chief Executive Officer, his wife, Chief Executive Officer’s father-in-law and two employees of the Company. These loans bear interest based on a floating annual interest rate, which is 80% of China bank interest rate and are unsecured. During the three months ended March 31, 2011, we did not repay any portion of the principal of these loan balances.

Net cash provided by operating activities for the three months ended March 31, 2011 was $3,562,199 as compared to net cash provided by operating activities of $2,268,803 for the three months ended March 31, 2010. For the three months ended March 31, 2011, net cash provided by operating activities was primarily attributable to net income of approximately $2,235,000 and the add back of non-cash charges such as depreciation of approximately $106,000, amortization of intangible assets of approximately $302,000, common shares issued for service of approximately $708,000 and common shares issued for compensation of $1,388,000. In addition, the receipt of cash from changes in operating assets and  liabilities, such as: a decrease in accounts receivable of approximately $648,000, an increase in taxes payable of approximately $2,119,000 which was mainly attributable to the increase in value-added taxes payable and other taxes payable, an increase in unearned revenue of approximately $37,000 and an increase in due to related parties of approximately $137,000, offset by the use of cash from changes in operating assets and liabilities, such as: an increase in inventories of approximately $683,000, an increase in prepaid expenses and other current assets of approximately $716,000 which was primarily attributable to the increase in prepayments for services and offset by the decrease in prepayment for a drug’s clinical trial, a decrease in accounts payable of approximately $6,000, a decrease in other payables and accrued liabilities of approximately $2,714,000 due to the payments made in the first quarter of 2011 for the 2010 accrued sales commission, employees bonus and accrued expenses for service and accrued payables for construction.

For the three months ended March 31, 2010, net cash provided by operating activities was primarily attributable to net income of approximately $4,929,000 and the add back of non-cash charges, such as: depreciation of approximately $7,000, amortization of intangible assets of approximately $438,000, amortization of deferred debt issuance costs of approximately $52,000, amortization of discount on convertible redeemable preferred stock of approximately $152,000, interest expense attributable to beneficial conversion feature of preferred shares of approximately $185,000 and common shares issued for service of approximately $23,000. In addition, the receipt of cash from changes in operating assets and liabilities, such as: a decrease in accounts receivable of approximately $115,000, a decrease in prepaid expenses and other current assets of approximately $208,000, an increase in accounts payable of approximately $85,000 and an increase in due to related parties of approximately $91,000, offset by the use of cash from changes in operating assets and liabilities, such as: an increase in inventories of approximately $2,261,000, a decrease in other payables and accrued liabilities of approximately $735,000, a decrease in taxes payable of approximately $651,000 and a decrease in unearned revenue of approximately $368,000.

Net cash used in investing activities for the purchase of property and equipment for the three months ended March 31, 2011 and 2010 amounted to approximately $3,600,000 and $5,090,000, respectively.

Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 was $0.

We reported a net decrease in cash for the three months ended March 31, 2011 of $29,048 as compared to a net decrease in cash of $2,820,559 for the three months ended March 31, 2010.

We estimate that our working capital is sufficient to fund our current operations for the next 12 months. Lotus East has historically funded its capital expenditures from its working capital. As of March 31, 2011, Lotus East has contractual commitments of approximately $52 million related to a Technology Transfer Agreement and the construction of the new facility in Inner Mongolia and a New Drug Patent Transfer Agreement and a research and development agreement. While it intends to fund the costs with its existing working capital associated with the Technology Transfer Agreement and the New Drug Patent Transfer Agreement and the research and development agreement and a portion of the construction of the new facility in Inner Mongolia, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. Our ability to fully fund the costs associated with the new facility in Inner Mongolia is materially dependent upon our ability to obtain secured bank financing and/or government grants and/or other third party financing.

There is no guarantee that Lotus East can obtain these financings on favorable terms at the right time. Although the Chinese government has announced an economic stimulation plan, there is no guarantee that we will be awarded the government grants successfully. While Lotus East’s management believes the Company will be successful in securing the necessary funding through its increasing revenue, faster collections on receivables, and continuing discussions with various commercial banks, there are no assurances that the funding will be available in the amounts or at the time required to meet Lotus East’s commitments. In the event that Lotus East is not successful in obtaining the funds it needs for the Technology Transfer Agreement and the New Drug Patent Transfer Agreement, it is possible that it could default under the terms of the two agreements and forfeit any funds paid to date. If Lotus East fails to obtain all of the funding necessary to complete the construction of the new facility in Inner Mongolia, which is estimated to be approximately $48.7 million in the next few years, it could get back approximately $34 million for the payments on the land use right, which is refundable if the Chinese local government does not grant it land use right certificate.

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

The following tables summarize our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Related parties indebtedness	$7,100,316	$1,825,218	$—	$5,275,098	$—
Interest payment on notes payable – related parties	$936,392	$—	$—	$936,392	$—
Technology purchase obligations	$1,674,252	$837,126	$837,126	$—	$—
New drug patent purchase obligations	$456,614	$456,614	$—	$—	$—
Construction obligations in Inner Mongolia	$48,705,499	$—	$18,264,562	$30,440,937	$—
Obligations from research and development agreement	$974,110	$974,110	$—	$—	$—
Total contractual obligations	$59,847,183	$4,093,068	$19,101,688	$36,652,427	$—

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

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses that we identified in internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”).

Remediation Measures of Material Weakness

We have implemented, or plan to implement, the measures described below under the supervision and guidance of our management to remediate the material weaknesses identified in the Form 10-K and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to, the following initiatives, which have been implemented, or are in the process of implementation, as of the date of filing of this interim report:

•

We plan to engage a consultant or consulting firm in fiscal 2011, to review, evaluate and identify inadequacies of our existing internal control procedures, and to make recommendation and implement changes as necessary for the improvement of our internal controls.

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

We believe that the foregoing steps will remediate the material weakness identified in the Form 10-K, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2011, the Company issued 80,000 shares of its common stock to its four newly appointed directors in connection with service rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. The total value of $164,000 was allocated to director fees of $82,000 and prepaid expense of $82,000 which will be amortized in the second quarter of 2011.

In January 2011, the Company issued 300,000 shares of its common stock to three consultants in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. The total value of $615,000 was allocated to consulting expense of $307,500 and prepaid expense of $307,500 which will be amortized in the second quarter of 2011.

In January 2011, the Company issued 40,000 shares of its common stock to a consultant in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. The total value of $82,000 was allocated to consulting expense of $41,000 and prepaid expense of $41,000 which will be amortized in the second quarter of 2011.

In January 2011, the Company issued 30,000 shares of its common stock to its vice president of corporate development in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. The total value of $61,500 was allocated to compensation expense of $30,750 and prepaid expense of $30,750 which will be amortized in the second quarter of 2011.

In January 2011, the Company issued 47,383 shares of its common stock to its chief executive officer in connection with services rendered. The shares were valued at the fair value of $2.216 per share on the grant date. In connection with the issuance of these shares, the Company reduced accrued expense by $105,000.

In January 2011, the Company issued 451,263 shares of its common stock to its chief executive office in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.216 per share on the grant date. The total value of $1,000,000 was allocated to compensation expense of $500,000 and prepaid expense of $500,000 which will be amortized in the second quarter of 2011.

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

Lotus Pharmaceuticals, Inc.

Date: May 13, 2011	By:	/s/ Zhongyi Liu
Zhongyi Liu
Chief Executive Officer and President, principal executive officer

Date: May 13, 2011	By:	/s/ Yan Zeng
Yan Zeng
Chief Financial Officer, principal financial officer