Form 10-Q
period 2011-06-30
Lotus Pharmaceuticals, Inc.
filed 2011-08-12
CIK 1292087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes ☐    No ☒

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 27,773,978 shares of common stock are issued and outstanding as of August 12, 2011.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash	$886,445	$1,339,972
Accounts receivable	4,877,745	1,973,150
Inventories	895,176	634,583
Prepaid expenses and other current assets	539,847	593,759

Total Current Assets	7,199,213	4,541,464

PROPERTY AND EQUIPMENT, net	47,248,484	39,337,935

OTHER ASSETS
Land use right held for development or sale	29,905,396	29,236,891
Deposits and Installments on intangible assets	9,746,287	9,528,419
Land use rights, net	13,066,530	12,932,421
Other intangible assets, net	7,327,634	7,607,485

Total Assets	$114,493,544	$103,184,615

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,111	$37,829
Other payables and accrued liabilities	802,431	3,441,466
Taxes payable	7,321,783	2,024,565
Unearned revenue	534,231	504,442
Dividend payable	3,308	—
Due to related parties	2,186,596	2,042,376

Total Current Liabilities	10,868,460	8,050,678

LONG-TERM LIABILITIES:
Due to related parties	1,014,586	869,067
Notes payable - related parties	5,361,684	5,241,829

Total Liabilities	17,244,730	14,161,574

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; 619,824 and 607,107 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	620	607
Common stock ($.001 par value; 100,000,000 shares authorized; 27,747,131 and 26,763,485 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	27,747	26,763
Additional paid-in capital	23,785,665	21,679,147
Retained earnings	57,919,584	53,925,101
Statutory reserves	6,240,202	6,240,202
Accumulated other comprehensive income	9,274,996	7,151,221

Total stockholders' Equity	97,248,814	89,023,041

Total Liabilities and Stockholders' Equity	$114,493,544	$103,184,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET REVENUES:
Wholesale	$14,590,654	$15,464,138	$23,309,677	$26,962,224
Retail	4,103,783	3,442,355	8,302,000	6,694,747

Total Net Revenues	18,694,437	18,906,493	31,611,677	33,656,971

COST OF REVENUES:
Wholesale	10,679,431	6,613,650	14,431,940	10,526,848
Retail	3,127,962	2,492,101	6,139,759	4,822,532

Total Cost of Revenues	13,807,393	9,105,751	20,571,699	15,349,380

GROSS PROFIT	4,887,044	9,800,742	11,039,978	18,307,591

OPERATING EXPENSES:
Selling expenses	737,165	2,375,159	2,140,711	4,544,112
Research and development expenses	691,793	—	1,419,224	—
General and administrative expenses	1,669,887	1,075,348	3,442,186	2,097,205

Total Operating Expenses	3,098,845	3,450,507	7,002,121	6,641,317

INCOME FROM OPERATIONS	1,788,199	6,350,235	4,037,857	11,666,274

OTHER INCOME (EXPENSE):
Debt issuance costs	—	—	—	(52,226)
Other income	47,100	198,508	93,614	396,942
Interest income	876	906	1,566	2,186
Interest expense	(62,404)	(59,428)	(124,033)	(491,830)

Total Other Income (Expense)	(14,428)	139,986	(28,853)	(144,928)

INCOME BEFORE INCOME TAXES	1,773,771	6,490,221	4,009,004	11,521,346

INCOME TAXES	—	167,959	149	270,166

NET INCOME	1,773,771	6,322,262	4,008,855	11,251,180

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	1,546,706	323,270	2,123,775	334,198

COMPREHENSIVE INCOME	$3,320,477	$6,645,532	$6,132,630	$11,585,378

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.24	$0.14	$0.44
Diluted	$0.06	$0.24	$0.14	$0.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,747,131	26,503,188	27,619,320	25,646,151
Diluted	28,057,043	26,934,693	27,929,627	26,838,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,008,855	$11,251,180
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	211,297	12,920
Amortization of intangible assets	607,476	876,619
Amortization of deferred debt issuance costs	—	52,226
Amortization of discount on convertible redeemable preferred stock	—	151,553
Interest expense attributable to beneficial conversion feature of preferred shares	—	184,660
Common shares issued for service	708,350	120,450
Common shares issued for compensation	1,388,101	109,500
Changes in assets and liabilities:
Accounts receivable	(2,822,719)	(3,240,293)
Inventories	(242,920)	(637,828)
Prepaid expenses and other current assets	66,602	354,472
Accounts payable	(18,344)	64,675
Other payables and accrued liabilities	(2,679,315)	(630,615)
Taxes payable	5,183,422	592,024
Unearned revenue	18,020	(519,697)
Due to related parties	225,364	166,492

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,654,189	8,908,338

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(7,132,250)	(11,780,895)

NET CASH USED IN INVESTING ACTIVITIES	(7,132,250)	(11,780,895)

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

EFFECT OF EXCHANGE RATE ON CASH	24,534	5,541

NET DECREASE IN CASH	(453,527)	(2,867,016)

CASH - beginning of period	1,339,972	3,945,740

CASH - end of period	$886,445	$1,078,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$3,672	$3,746

Non-cash investing and financing activities:
Common stock issued for services	$—	$397,050
Common stock issued for conversion of convertible redeemable preferred stock	$—	$4,048,200
Convertible redeemable preferred stock reclassified to permanent equity	$—	$595,233
Convertible preferred stock issued for dividend payable	$11,064	$321,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the activities of Lotus Pharmaceuticals, Inc., its wholly owned subsidiaries, and its variable interest entities. All material intercompany transactions and balances have been eliminated in the consolidation. Certain information and footnote disclosures normally included in an annual financial statement prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. Interim financial results are not necessarily indicative of the results that may be expected for a full year.

Reverse stock split

The Company effected a two-for-one reverse split of its common stock on December 31, 2010. Accordingly, all references to number of shares and to per share information in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Variable interest entities

Pursuant to Financial Accounting Standards Board Accounting Standards Codification  Topic 810 “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of variable interest entity (“VIE”). ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIE is the entity in which the Company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity.

Lotus East is considered a VIE and the Company is the primary beneficiary. In September 2006, the Company entered into agreements with Lotus East pursuant to which the Company shall receive 100% of Lotus East’s net income. In accordance with these agreements, Lotus East shall pay consulting fees equal to 100% of its net income to the Company and the Company shall supply business consulting and other general business operation services needed to Lotus East.

The accounts of Lotus East are consolidated in the accompanying consolidated financial statements. As a VIE, Lotus East’s sales are included in the Company’s total sales, Lotus East’s income from operations is consolidated with the Company’s income from operations, and the Company’s net income includes all of Lotus East’s net income, and Lotus East’s assets and liabilities are included in the Company’s consolidated balance sheet. The VIE is entirely controlled by the Company and accordingly, none of the VIE’s net income is subtracted in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company has pecuniary interest in Lotus East that requires consolidation of Lotus East’ financial statements with the Company’s consolidated financial statements. Management makes ongoing assessments of whether the Company is the primary beneficiary of Lotus East.

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

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

The Company follows the provisions of ASC 820, “Fair Value Measurement”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventories, prepaid expenses and other current assets, property and equipment, land use right held for development or sale, deposits and installments on intangible assets, land use rights, other intangible assets, accounts payable, other payable and accrued liabilities, taxes payable, customer advances, dividend payable, amounts due to related parties and notes payable approximate their fair market value. The Company did not identify any assets or liabilities that are required to be re-measured at fair value at a recurring basis in accordance with ASC 820.

Cash

The Company maintains cash accounts with various financial institutions mainly in the PRC. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in these financial institutions.

Accounts receivable

The Company presents accounts receivable, net of an allowance for doubtful accounts, if necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the aging of the balance, customer’s historical payment history, its current credit-worthiness, current economic trends and changes in customer payment terms. The amount of the provision, if any, is recognized in the consolidated statement of operations within “General and Administrative Expenses”. Accounts are written off after exhaustive efforts at collection. Because of the Company’s good relationship with its customers and the efforts of the Company’s collection representative to collect outstanding receivables, the majority of the balance of the Company’s accounts receivable is aged less than three months. Management believes that the accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required as of June 30, 2011 and December 31, 2010.

Inventories

Inventories, consisting of raw materials, packaging materials, work-in-process and finished goods, are stated at the lower of cost or market utilizing the weighted average costing method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or slow-moving or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of revenues. The Company did not record any inventory reserve at June 30, 2011 and December 31, 2010.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment

Property and equipment is stated at cost less accumulated depreciated. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are generally capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the period of disposition. The Company reviews property and equipment for impairment when events or changes in circumstances indicate the recorded value may not be recoverable.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives for property and equipment are estimated as follows:

Useful life
Manufacturing equipment	10 to 15 years
Office equipment and furniture	3 to 10 years

Land use rights

Land use rights are carried at cost and charged to expense on a straight-line basis over the estimated useful lives of the assets. Land use rights are amortized over the period the rights are granted, generally over 40 - 50 years.

Other intangible assets

Other intangible assets are carried at cost and charged to expense on a straight-line basis over the estimated useful lives of the assets. Other intangible assets consist of revenue right, intellectual right and software. Revenue right is amortized over 20 years, which is the term we would benefit from it. Intellectual right is being amortized over 10 years as based on the transfer agreement. Software is amortized over 3 years, its estimated useful life.

Impairment of long-lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Fair value is an estimate using assumptions about future cash flows and may change significantly as time passes. The Company did not record any impairment charges for the three and six months ended June 30, 2011 and 2010.

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

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes (continued)

United States Generally Accepted Accounting Principles (“US GAAP”) includes the accounting and disclosure for uncertain tax positions and prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  The Company did not have any uncertain tax position as of June 30, 2011 and December 31, 2010.

US income tax returns for the years prior to 2007 are no long subject to examination by tax authorities.

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

Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if the seller’s price to the buyer is substantially fixed or determinable at the date of sale, the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, the buyer acquiring the product for resale has economic substance apart from that provided by the seller, the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and the amount of future returns can be reasonably estimated. At June 30, 2011 and December 31, 2010, the Company did not have any allowance for returns.

Unearned revenue

Unearned revenue consists of prepayments from customers for merchandise that has not yet been shipped. The Company recognizes the deposits as revenue when customers take delivery of the goods. At June 30, 2011 and December 31, 2010, the Company had unearned revenue of $534,231 and $504,442, respectively.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks and Uncertainties

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

Stock-based compensation

The Company accounts for stock options and other equity based compensation issued to employees in accordance with ASC 718 “Stock Compensation”. ASC 718 requires companies to recognize an expense in the statement of income at the grant date of stock options and other equity based compensation issued to employees. There were no options outstanding as of June 30, 2011 and December 31, 2010. The Company accounts for non-employee share-based awards in accordance with ASC 505-50 “Equity-based payments to non-employees”.

Shipping

Shipping costs are expensed as incurred and included in selling expenses. For the three and six months ended June 30, 2011 and 2010, all of the shipping expenses were reimbursed by the Company’s customers.

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

Advertising

Advertising is expensed as incurred and is included in selling expenses. Advertising expenses amounted to $0 for the three and six months ended June 30, 2011 and 2010.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and depreciation related to property and equipment used and fees paid to third parties. Research and development expenses amounted to $691,793 and $0 for the three months ended June 30, 2011 and 2010, respectively. Research and development expenses amounted to $1,419,224 and $0 for the six months ended June 30, 2011 and 2010, respectively.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar, and the functional currency of the Company’s operating subsidiaries and affiliates is Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2011 and 2010 was $24,534 and $5,541, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2011 and December 31, 2010 were translated at 6.4640 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income and cash flows for the six months ended June 30, 2011 and 2010 were 6.54818 RMB and 6.83475 RMB to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2011 and 2010:

	2011	2010
Net income	$1,773,771	$6,322,262
Deduct: preferred stock dividends	(3,308)	—
Net income for basic earnings per share	$1,770,463	$6,322,262

Weighted average shares used in basic computation	27,747,131	26,503,188
Earnings per share:
Basic	$0.06	$0.24

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share (continued)

Diluted earnings per share

	2011	2010
Net income for basic earnings per share	$1,770,463	$6,322,262
Add: interest expense	—	24,277
Add: preferred stock dividends	3,308	—
Net income for diluted earnings per share	$1,773,771	$6,346,539

Weighted average shares used in basic computation	27,747,131	26,503,188
Diluted effect of warrants	—	10,217
Diluted effect of preferred stock	309,912	421,288
Weighted average shares used in diluted computation	28,057,043	26,934,693
Earnings per share:
Diluted	$0.06	$0.24

For the three months ended June 30, 2011 and 2010, a total of 2,001,000 and 1,938,500 warrants, respectively, have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2011 and 2010:

	2011	2010
Net income	$4,008,855	$11,251,180
Deduct: preferred stock dividends	(14,372)	—
Net income for basic earnings per share	$3,994,483	$11,251,180

Weighted average shares used in basic computation	27,619,320	25,646,151
Earnings per share:
Basic	$0.14	$0.44

Diluted earnings per share

	2011	2010
Net income for basic earnings per share	$3,994,483	$11,251,180
Add: interest expense	—	24,277
Add: preferred stock dividends	14,372	—
Net income for diluted earnings per share	$4,008,855	$11,275,457

Weighted average shares used in basic computation	27,619,320	25,646,151
Diluted effect of warrants	2,327	116,564
Diluted effect of preferred stock	307,980	1,075,623
Weighted average shares used in diluted computation	27,929,627	26,838,338
Earnings per share:
Diluted	$0.14	$0.42

For the six months ended June 30, 2011 and 2010, a total of 1,938,500 and 200,000 warrants, respectively, have not been included in the calculation of diluted earnings per share in order to avoid any anti-dilutive effect.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated other comprehensive income

The Company follows ASC 220 “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, accumulated other comprehensive income consisted of unrealized gains on foreign currency translation adjustments from the translation of financial statements from Chinese RMB to US dollars.

Segment reporting

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on how a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the six and three months ended June 30, 2011 and 2010, the Company operated in two business segments - (1) Wholesales segment and (2) Retail segment.

Recent accounting pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of the provisions in ASU 2011 -04 will have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this ASU will have a significant impact on the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Other revenue was reclassified into other income and cost of revenues – other revenues was reclassified into cost of revenues - retail. Portion of retail revenue was reclassified into wholesale revenue and some cost of revenues – retail was reclassified into cost of revenues – wholesale. These reclassifications have no material impact on the previously reported financial position, results of operations and cash flows.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – INVENTORIES

At June 30, 2011 and December 31, 2010, inventories consisted of the following:

	2011	2010
Raw materials	$159,920	$157,165
Packaging materials	4,693	4,830
Finished goods	730,563	472,588
Total	$895,176	$634,583

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2011 and December 31, 2010, prepaid expenses and other current assets consist of the following:

	2011	2010
Prepaid research and development expenses	$402,228	$453,734
Prepaid rent expenses	135,688	123,343
Prepaid service fees	1,575	—
Security deposit	356	16,682
Total	$539,847	$593,759

NOTE 4 – PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010, property and equipment consists of the following:

	Useful life	2011	2010
Office equipment and furniture	3-10 Years	$262,319	$254,564
Manufacturing equipment	10-15 Years	5,912,200	5,780,040
Construction-in-progress		51,576,537	43,361,865
Total		57,751,056	49,396,469
Less: accumulated depreciation		(10,502,572)	(10,058,534)
Total		$47,248,484	$39,337,935

At June 30, 2011, construction-in-progress amounted to $51,576,537, representing (i) costs incurred on the 1000 MU of land for construction of a new manufacturing plant of approximately $7.4 million located in Cha Ha Er Industrial Park in Inner Mongolia, China, and (ii) costs incurred for construction of a new complex building of approximately $44.2 million in Beijing, China.

Upon completion of the construction-in-progress and ready for their intended uses, the assets will be classified to their respective property and equipment categories.

For the three months ended June 30, 2011 and 2010, depreciation expense amounted to $105,359 and $6,335, respectively, of which $0 was included in cost of revenues since the Company did not perform any production during the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, depreciation expense amounted to $211,297 and $12,920, respectively, of which $0 was included in cost of revenues since the Company did not perform any production during the six months ended June 30, 2011 and 2010.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LAND USE RIGHT HELD FOR DEVELOPMENT OR SALE

The Company purchased 1,000 MU (approximately 667,000 square meters) of land in Inner Mongolia in 2008 (See Inner Mongolia New Facility under Note 13). The area for Inner Mongolia land which was held for development or sale is 900 MU (approximately 600,000 square meters). The area for the rest of Inner Mongolia land on which the Company expects to build a facility is 100 MU (approximately 67,000 square meters).

Land use right held for development or sale is accounted for at the lower of cost or market. It is considered as long-term asset and free of amortization as it is not used in operations. Management would like to co-develop the land with another entity or sell it to a third party, but such partner or buyer has not been found yet. The Company evaluated the fair value of the land use right as of June 30, 2011 and concluded that the fair value of the right exceeded the carrying value and no impairment loss is recorded.

As of June 30, 2011 and December 31, 2010, land use right held for development or sale consists of the following:

	Lower of cost or market
	2011	2010
Inner Mongolia land use right – 900 MU	$29,905,396	$29,236,891
Total	$29,905,396	$29,236,891

NOTE 6 – DEPOSITS AND INSTALLMENTS ON INTANGIBLE ASSETS

Deposit and Installments on a Chinese Class I drug patent-Laevo-Bambuterol

Pursuant to the technology transfer agreement the Company entered into in April 2008 (See Technology Transfer Agreement under Note 13), the Company previously made a deposit for future milestone requirements in order to acquire a Chinese Class I drug patent. Accordingly, $3,094,059 (RMB 20 million) was classified as a deposit on a patent as of June 30, 2011. Such deposit will be returned to the Company after all milestone payments in connection with the technology transfer agreement has been made.

Also, the Company has arranged an installment payment plan on the Chinese Class I drug patent to obtain the patent based on clinic milestones, as stipulated in the signed contract. The Company made $5,724,010 (RMB 37 million) as installment payments on the intangible assets as of June 30, 2011. The Company will need to make additional installment payments of approximately $1.7 million (RMB 11 million) to obtain the patent. The various milestone payments have been recorded as an asset and not expensed because all such payments are fully refundable if the studies are not ratified by the SFDA.

In addition, the Company expects to incur approximately $7.7 million (RMB 50 million) in research and development expense related to the Laevo-Bambuterol drug that has entered in Clinical Trial I in the next two years. The Company recorded $691,793 and $0 in research and development expenses for this drug for the three months ended June 30, 2011 and 2010, respectively. The Company recorded $1,419,224 and $0 in research and development expenses for this drug for the six months ended June 30, 2011 and 2010, respectively.

Installments on Gliclazide-Controlled Release Tablets

Pursuant to the new drug patent transfer agreement the Company entered into in February 2009 (See New Drug Patent Transfer Agreement under Note 13), the Company has made the first installment to the transferor to obtain the patent. Hence, the Company recorded $928,218 (RMB 6 million) as installment payment on intangible assets as of June 30, 2011. In order to acquire the patent, the Company needs to make additional installments of approximately $464,000 (RMB 3 million). These payments have been recorded as an asset and not expensed as they are fully refundable if the studies are not ratified by the SFDA.

In addition, the Company expects to incur approximately $1.24 million (RMB 8 million) in research and development expense related to the Gliclazide-Controlled Release Tablets that was accepted by the China SFDA for medicine registration application in the next two years. The Company did not record any research and development expense for the drug for the three and six months ended June 30, 2011 and 2010.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LAND USE RIGHTS AND OTHER INTANGIBLE ASSETS

Land Use Rights

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the terms of the land use rights, which range from 40 to 50 years. The Company acquired one parcel of land use right in Beijing and the other parcel of land use right in Inner Mongolia, China. The Company has received land use right certificate on the parcel of land in Beijing. However, as of the filing date of this report, the Company has not received land use right certificate on the parcel of land in Inner Mongolia. The delay is common in China. As described elsewhere in this report, the area for the Inner Mongolia land on which the Company expects to build a facility is 100 MU (approximately 67,000 square meters).The Company acquired the parcel of Beijing land use right in the amount of approximately $10.3 million (RMB 66,769,504) and the 100 MU (approximately 67,000 square meters) Inner Mongolia land use right in the amount of approximately $3.5 million (RMB 22,366,000), which are included in land use rights.

At June 30, 2011 and December 31, 2010, land use rights consist of the following:

	2011	2010
Beijing land use right	$10,329,440	$10,098,537
Inner Mongolia land use right	3,460,087	3,382,740
Total	13,789,527	13,481,277
Less: accumulated amortization	(722,997)	(548,856)
Total	$13,066,530	$12,932,421

The projected amortization expense for land use rights attributed to future periods is as follows:

Twelve-month periods ending June 30:	Expense
2012	$323,184
2013	323,184
2014	323,184
2015	323,184
2016	323,184
2017 and thereafter	11,450,610
Total	$13,066,530

Other Intangible Assets

On October 9, 2006, the Company entered into a five-year loan agreement (the “Loan Agreement”) and a contract with Wu Lan Cha Bu Emergency Hospital (“Wu Lan”), whereby the Company agreed to lend Wu Lan approximately $4.6 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. In exchange for the loan, Wu Lan agreed to grant the Company an exclusive right to supply all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty years. In October 2006, the Company’s chief executive officer, Dr. Zhongyi Liu (hereafter, “Dr. Liu”), made this loan to Wu Lan on behalf of the Company. On October 21, 2006, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Dr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Dr. Liu accepted the assignment with all the risks and obligations but no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Dr. Liu compensation of approximately $1.4 million (RMB 9 million) in five (5) equal annual installments of approximately $278,000 (RMB 1.8 million) commencing October 21, 2006. Accordingly, the Company recorded an intangible asset of approximately $1.4 million (RMB 9 million) related to the exclusive rights to provide all medicines and disposable medical treatment apparatus to Wu Lan for a period of twenty (20) years. The Company amortizes this exclusive right over a term of 20 years.

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

At June 30, 2011 and December 31, 2010, other intangible assets consist of the following:

	2011	2010
Revenue rights	$1,392,327	$1,361,203
Intellectual rights	8,353,960	8,167,216
Software	11,448	11,192
Total	9,757,735	9,539,611
Less: accumulated amortization	(2,430,101)	(1,932,126)
Total	$7,327,634	$7,607,485

The projected amortization expense for other intangible assets attributed to future periods is as follows:

Twelve-month periods ending June 30:	Expense
2012	$905,528
2013	905,012
2014	905,012
2015	905,012
2016	905,012
2017 and thereafter	2,802,058
Total	$7,327,634

Amortization expense amounted to approximately $305,587 and $438,392 for the three months ended June 30, 2011 and 2010, respectively. Amortization expense amounted to approximately $607,476 and $876,619 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 8 – OTHER PAYABLES AND ACCRUED LIABILITIES

At June 30, 2011 and December 31, 2010, other payables and accrued liabilities consist of the following:

	2011	2010
Construction payable	$—	$120,996
Refundable deposit	157,024	153,513
Accrued sales commission	—	1,512,447
Accrued payroll and employees benefit	381,452	1,280,394
Other	263,955	374,116
Total	$802,431	$3,441,466

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES

Income Tax

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Lotus Pharmaceuticals Inc. was incorporated in the United States and has an aggregate U.S. net operating loss carryforward of approximately $8,136,000 as of June 30, 2011, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, which may be available for offsetting against future taxable U.S. income. These carryforwards will expire, if not utilized, through 2031.

Management believes that the realization of the benefits from these loss carryforwards appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed. The valuation allowance at June 30, 2011 and December 31, 2010 was approximately $2,766,000 and $2,036,000, respectively. The net change in the valuation allowance was an increase of approximately $730,000 during the six months ended June 30, 2011. The consolidated income is earned overseas and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of June 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Tax benefit of net operating loss carryforward	$2,766,000	$2,036,000
Valuation allowance	(2,766,000)	(2,036,000)
Net deferred tax asset	$—	$—

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

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TAXES (Continued)

Income Tax (continued)

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate for the six months ended June 30, 2011 and 2010:

	2011		2010
US statutory rate	34.00%		34.00%
Foreign income not recognized in the US	(34.00%	)	(34.00%	)
China statutory rate	25.00%		25.00%
China income tax exemption	(25.00%	)	(22.66%	)
Effective income tax rate	0.00%		2.34%

The estimated tax savings as a result of the income tax exemption from Liang Fang’s branch for the three months ended June 30, 2011 and 2010 amounted to approximately $749,000 and $1,544,000, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended June 30, 2011 and 2010 from $0.06 to $0.04 and from $0.24 to $0.18, respectively. The estimated tax savings as a result of the income tax exemption from Liang Fang’s branch for the six months ended June 30, 2011 and 2010 amounted to approximately $1,583,000 and $2,882,000, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the six months ended June 30, 2011 and 2010 from $0.14 to $0.09 and from $0.44 to $0.33, respectively.

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

VAT on sales and VAT on purchases amounted to approximately $3,178,000 and $418,000 for the three months ended June 30, 2011 and $3,236,000, and $333,000 for the three months ended June 30, 2010, respectively. VAT on sales and VAT on purchases amounted to approximately $5,374,000 and $664,000 for the six months ended June 30, 2011 and $5,744,000, and $523,000 for the six months ended June 30, 2010, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent. As of June 30, 2011 and December 31, 2010, the VAT payable amounted to $6,688,207 and $1,874,078, respectively.

Taxes Payable

At June 30, 2011 and December 31, 2010, taxes payable (prepaid) are as follows:

	2011	2010
Value added tax	$6,688,207	$1,874,078
Corporation income tax	(61,077)	(56,223)
Other taxes	694,653	206,710
Total	$7,321,783	$2,024,565

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

Notes payable - related parties consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Note to Guoan Song, father of Zhenghong Song who is the spouse of the company’s CEO, Zhongyi Liu, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% at June 30, 2011 and December 31, 2010), and unsecured.	$807,886	$789,826
Note to Guixin Zheng, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% at June 30, 2011 and December 31, 2010), and unsecured.	1,748,917	1,709,822
Note to Zhaozhao Ma, employee, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% at June 30, 2011 and December 31, 2010), and unsecured.	700,437	684,779
Note to Zhongyi Liu, CEO and director, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% at June 30, 2011 and December 31, 2010), and unsecured.	1,490,972	1,457,643
Note to Zhenghong Song, spouse of the Company’s Chief Executive Officer, Zhongyi Liu, due on December 30, 2015 with variable annual interest at 80% of current bank rate (4.6869% at June 30, 2011 and December 31, 2010), and unsecured.	613,472	599,759

Total notes payable – related parties, long term	$5,361,684	$5,241,829

For the three months ended June 30, 2011 and 2010, the Company recorded a total interest expense of $62,404 and $59,428 related to those loans, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded a total interest expense of $124,033 and $118,833 related to those loans, respectively.

Due to Related Parties

The Chief Executive Officer of the Company Dr. Zhongyi Liu and his spouse and several key employees of the Company, from time to time, provided advances to the Company for working capital purposes. During the six months ended June 30, 2011 and 2010, the Company did not repay any of these advances. At June 30, 2011 and December 31, 2010, the Company owed to its Chief Executive Officer and his spouse and other employees an aggregate of $761,911 and $744,879, respectively. These advances are short-term in nature and non-interest bearing and unsecured.

As discussed in Note 7, the Company entered into a five-year loan agreement and a contract with Wu Lan, whereby the Company agreed to lend Wu Lan approximately $4.6 million (RMB 30 million) for the construction of a hospital ward in Inner Mongolia, China. The Company’s CEO, Dr. Liu, made this loan to Wu Lan on behalf of the Company. In return, the Company entered into an assignment agreement whereby the Company assigned all of its rights, obligations, and receipts under the Loan Agreement to Dr. Liu, except the rights to receive revenues from the sale of medical and disposable medical treatment apparatus. Since Dr. Liu accepted the assignment with all the risks and obligations but had no right to revenues from the sale of medical and disposable medical treatment apparatus, the Company agreed to pay Dr. Liu compensation of an aggregate of approximately $1.4 million (RMB 9 million) in 5 equal annual installments of approximately $278,000 (RMB 1.8 million) started from October 21, 2006. For the six months ended June 30, 2011 and 2010, the Company did not pay anything to Dr. Liu for the liability incurred by the assignment in the agreement mentioned above. At June 30, 2011 and December 31, 2010, amounts due under this assignment agreement were $1,093,266 and $1,068,827, respectively, and have been included in current portion of due to related parties on the accompanying consolidated balance sheets, respectively.

At June 30, 2011 and December 31, 2010, the Company has recorded accrued interest relating to notes payable - related parties of $1,014,586 and $869,067, respectively, which have been included in due to related parties – long-term on the accompanying consolidated balance sheets. The accrued and unpaid interest relating to notes payable will be paid in full on the due date of the notes in accordance with the loan agreement. Therefore, the accrued interest is long-term in nature.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

Due to Related Parties (continued)

During the six months ended June 30, 2011 and 2010, the Chief Executive Officer of the Company, Dr. Zhongyi Liu, from time to time, made payments to various unrelated third parties on behalf of the Company. At June 30, 2011 and December 31, 2010, the Company owed its Chief Executive Officer $331,419 and $228,670, respectively. These advances are short-term in nature, non-interest bearing and unsecured.

For the six months ended June 30, 2011, a summary of activities in due to related parties is as follows:

	Assignment fee payable	Working capital advances	Accrued interest on notes payable	Payments made on behalf of the Company	Total
Balance - December 31, 2010	$1,068,827	$744,879	$869,067	$228,670	$2,911,443
Additions	—	—	124,033	177,695	301,728
Repayment	—	—	—	(76,364)	(76,364)
Foreign currency fluctuations	24,439	17,032	21,486	1,418	64,375
Balance – June 30, 2011	$1,093,266	$761,911	$1,014,586	$331,419	$3,201,182

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

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

February 2008 Preferred Stock and Warrant Purchase Agreement (continued)

Under the designations of related agreements, rights and preferences of the Preferred Stock, the Company could be required to redeem the Preferred Stock at the option of the holder for a period of 90 days beginning on February 25, 2010. The redemption price which is equal to $0.87 per share plus any accrued but unpaid dividends must be paid in cash, in one lump sum within one month from the end of the 90 days period. Following the end of said 90 days period, the Series A Preferred Stock is not redeemable. None of the preferred stockholders required the redemption of the Preferred Stock by the end of the applicable redemption period. Since the redemption feature of the Preferred Stock lapsed, the Company reclassified the existing carrying amount of the convertible Preferred Stock from debt to equity on May 26, 2010 in accordance with the provisions of ASC 480.  Accordingly, the 684,176 shares of outstanding convertible Preferred Stock were recorded as equity on May 26, 2010.

In February 2011, the Company issued 12,717 shares of Preferred Stock to the holders of Series A Preferred Stock for their dividends. These Preferred Shares have the same terms as the Preferred Shares issued in February 2008 per the February 2008 Preferred Stock and Warrant Purchase Agreement.

During the period from May 26, 2010 through June 30, 2011, 77,069 shares of preferred stock were converted into 38,535 shares of common stock.

Common Stock

In January 2011, the Company issued 5,000 shares of its common stock to a lawyer in connection with legal service rendered. The shares were valued at the fair value of $2.27 per share on the grant date. In connection with the issuance of these shares, the Company reduced accrued expense by $11,350.

In January 2011, the Company issued 80,000 shares of its common stock to its four newly appointed directors in connection with service rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. In connection with the issuance of these shares, the Company recorded director fees of $164,000.

In January 2011, the Company issued 300,000 shares of its common stock to three consultants in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. In connection with the issuance of these shares, the Company recorded consulting expense of $615,000.

In January 2011, the Company issued 40,000 shares of its common stock to a consultant in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. In connection with the issuance of these shares, the Company recorded consulting expense of $82,000.

In January 2011, the Company issued 30,000 shares of its common stock to its vice president of corporate development in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.05 per share on the grant date. In connection with the issuance of these shares, the Company recorded stock-based compensation of $61,500.

In January 2011, the Company issued 47,383 shares of its common stock to its chief executive officer in connection with services rendered. The shares were valued at the fair value of $2.216 per share on the grant date. In connection with the issuance of these shares, the Company reduced accrued expense by $105,000.

In January 2011, the Company issued 451,263 shares of its common stock to its chief executive office in connection with services rendered and to be rendered. The shares were valued at the fair value of $2.216 per share on the grant date. In connection with the issuance of these shares, the Company recorded stock-based compensation of $1,000,001.

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

The Company’s statutory reserve has reached 50% of its registered capital as of March 31, 2010. As such, no additional reserve was recorded during the six months ended June 30, 2011.

Stock Warrants

There were no stock warrants issued, terminated/forfeited and exercised during the six months ended June 30, 2011.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding and exercisable at June 30, 2011:

Warrants outstanding and exercisable
Exercise price	Number outstanding at June 30, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.74	62,500	0.62	$1.74
2.40	1,436,777	1.66	2.40
2.41	301,723	1.66	2.41
3.00	125,000	0.57	3.00
$3.82	75,000	3.53	3.82
	2,001,000	1.63	$2.47

NOTE 12 – SEGMENT INFORMATION

The following information is presented in accordance with ASC 280, “Segment Reporting”. In the six months ended June 30, 2011 and 2010, the Company operated in two reportable business segments: (1) Wholesale segment: the manufacture and distribution of pharmaceutical products; and (2) Retail segment: the retailing of western and traditional Chinese medications and medical treatment equipment through its own ten drug stores and direct sales to other drug stores located in Beijing China. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations.

Selected financial information with respect to these reportable business segments for the three months ended June 30, 2011 and 2010 was as follows:

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SEGMENT INFORMATION (Continued)

For the three months ended June 30, 2011	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$14,590,654	$4,103,783	$—	$18,694,437
Cost of revenues	(10,679,431)	(3,127,962)	—	(13,807,393)
Operating expenses	—	—	(3,098,845)	(3,098,845)
Other income (expense)	—	—	(14,428)	(14,428)
Income tax	—	—	—	—
Net income	$3,911,223	$975,821	$(3,113,273)	$1,773,771

For the three months ended June 30, 2010	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$15,464,138	$3,442,355	$—	$18,906,493
Cost of revenues	(6,613,650)	(2,492,101)	—	(9,105,751)
Operating expenses	—	—	(3,450,507)	(3,450,507)
Other income (expense)	—	—	139,986	139,986
Income tax	—	—	(167,959)	(167,959)
Net income	$8,850,488	$950,254	$(3,478,480)	$6,322,262

Selected financial information with respect to these reportable business segments for the six months ended June 30, 2011 and 2010 was as follows:

For the six months ended June 30, 2011	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$23,309,677	$8,302,000	$—	$31,611,677
Cost of revenues	(14,431,940)	(6,139,759)	—	(20,571,699)
Operating expenses	—	—	(7,002,121)	(7,002,121)
Other income (expense)	—	—	(28,853)	(28,853)
Income tax	—	—	(149)	(149)
Net income	$8,877,737	$2,162,241	$(7,031,123)	$4,008,855

For the six months ended June 30, 2010	Wholesale operations	Retail operations	Unallocated	Total
Net revenues	$26,962,224	$6,694,747	$—	$33,656,971
Cost of revenues	(10,526,848)	(4,822,532)	—	(15,349,380)
Operating expenses	—	—	(6,641,317)	(6,641,317)
Other income (expense)	—	—	(144,928)	(144,928)
Income tax	—	—	(270,166)	(270,166)
Net income	$16,435,376	$1,872,215	$(7,056,411)	$11,251,180

The Company does not allocate operating expenses, other income/expense and income tax expense to its reportable segments, because these activities are managed at a corporate level. In addition, the specified amounts for depreciation and amortization, interest expense and income tax expense are not included in the measure of segment profit or loss reviewed by the chief operating decision maker and these specified amounts are not regularly provided to the chief operating decision maker. Therefore, the Company has not disclosed depreciation and amortization, interest expense and income tax expense for each reportable segment.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. Substantially all of the Company’s assets are located in China.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Technology Transfer Agreement

In April 2008, one of the Company’s affiliates, En Ze Jia Shi, entered into a Technology Transfer Agreement with Dong Guan Kai Fa Biological Medicine LTD (“Dong Guan”) pursuant to which Dong Guan agreed to transfer the technology material, new medicine research and rights to the Chinese patent of the anti-asthma new medicine R-BM to En Ze Jia Shi on an exclusive basis in exchange for a transfer technology fee of approximately $7.4 million (RMB 48 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

•	complete the filing with the SFDA of the medicine’s clinical research ratification document,

•	complete the clinical research,

•	complete the medicine’s trial production, and

•	provide raw materials and formulation related documentation and apply for the new medicine certification and production approval.

In addition to the payment of the technology transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at $7.7 million (RMB 50 million) and approximately $1,419,000 was incurred as of June 30, 2011. Lotus East intends to use its working capital to fund the related costs.

Dong Guan is responsible for preparing and transferring the clinical research and application documents as well as assisting En Ze Jia Shi in the completing the clinical research and applying for the new medicine certification and production approval documents.

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•

Approximately $1.55 million (RMB 10 million) is due by the 15th business day following the receipt of the processing notice of the receipt of the clinical application and all related material from SFDA is received,

•	Approximately $1.24 million (RMB 8 million) is due by the 10th business day after the receipt of the medicine’s clinical ratification document,

•	Approximately $1.55 million (RMB 10 million) is due by the 15th business day after the medicine’s Phase I clinical study is completed and ratification from the SFDA is obtained, and

•	Approximately $3.09 million (RMB 20 million) is due by the 10th business day after the medicine’s Phase II clinical study is completed and ratification from the SFDA is obtained.

As of June 30, 2011, the Company has made payments of $5.7 million (RMB 37 million) in according to the above schedule and the drug is on the Phase I clinical study now.

En Ze Jia Shi paid Dong Guan a deposit of approximately $3.09 million (RMB 20 million) in April 2008 which is to be returned to En Ze Jia Shi within 10 days after the transfer technology fee is fully paid. In the event Dong Guan should be unable to timely return the deposit, it will pay En Ze Jia Shi a late fee and En Ze Jia Shi is entitled to damages for Dong Guan’s failure to timely return the deposit.

The intellectual property arising from the agreement will be jointly shared by the parties. In addition, En Ze Jia Shi has guaranteed that both parties must jointly apply for related government grants prior to when the new medicine is marketed. Upon receipt of the government grants En Ze Jia Shi guaranteed that the grant monies will be shared equally by both parties. As of June 30, 2011, the Company has not received any government grant. The agreement can be terminated by Dong Guan if En Ze Jia Shi should fail to make any of the aforedescribed payments in which event the patent rights would revert to Dong Guan and it is entitled to transfer the project rights to a third party.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

Technology Transfer Agreement (continued)

Once the drug is marketed, the Company is obligated to pay 3% of revenue derived from the drug to Dong Guan.

Inner Mongolia New Facility

In June 2008, one of the Company’s affiliates, Liang Fang, entered into an agreement with Cha You Qian Qi Economy Commission, a governmental agency (“Cha You”) related to the construction of a pharmaceutical plant in Cha You’s Cha Ha Er Industrial Garden District in Inner Mongolia. The new facility, which will be comprised of approximately 40,000 square meters situated on 600 MU of land (approximately 400,200 square meters), will be used to expand Liang Fang’s business. The Company was subsequently granted the right to expand the land use right area to 1,000 MU (approximately 667,000 square meters) (See note 5 and note 7). The project will require a total investment of RMB 320 million, or approximately $49,505,000 besides the payment for the land use right. The construction of the project began in August 2008 and the Company anticipates that it will take a few years to complete the construction of the project.

Liang Fang intends to use its present working capital together with bank loans and/or government grants and/or third party financing to fund the project. The funds are required to be invested over the estimated construction period of the project. As of June 30, 2011, Liang Fang has paid approximately $3.5 million (approximately RMB 22.37 million) of the total investment that was recorded as land use rights on the accompanying balance sheet. Liang Fang, however, has not secured either the bank loans or government grants and does not have sufficient working capital to complete this project without securing substantial funds from third party sources.

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

New Drug Patent Transfer Agreement

In February 2009, one of the Company’s  affiliates, En Ze Jia Shi, entered into a New Drug Patent Transfer Agreement with Beijing Huicheng Ruixiang Pharmaceutical Technology Co. LTD (“Huicheng”) pursuant to which Huicheng agreed to transfer the patent technology and related research materials about the Chinese drug of Gliclazide-Controlled Released Tablets to En Ze Jia Shi on an exclusive basis in exchange for a transfer patent fee of approximately $1.39 million (RMB 9 million) to be paid at various intervals. Under the terms of the agreement, En Ze Jia Shi is obligated to:

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

In addition to the payment of the patent transfer fee, En Ze Jia Shi is responsible for paying all costs associated with its responsibility under the agreement which are presently estimated at approximately $1.24 million (RMB 8 million). Lotus East intends to use its working capital to fund the project costs.

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

•	Provide the new medicine registration samples with 100,000 dosage units, and

•	Supplement and improve the technical materials according to the requirement of the Evaluation Center of Chinese State Drug Administration.

Under the terms of the agreement, the technology transfer fee is to be paid upon the following schedule:

•	Approximately $0.93 million (RMB 6 million) is due by the 90th business day following the receipt of the Notice of China Accepted Patent and Notice of Medicine Registration Application,

•	Approximately $0.23 million (RMB 1.5 million) is due by the 30th business day after the receipt of the medicine’s clinical ratification document, and

•	Approximately $0.23 million (RMB 1.5 million) is due by the 30th business day after the production ratification from the SFDA is obtained.

En Ze Jia Shi made the first installment of approximately $0.93 million (RMB 6 million) to Huicheng in May 2009 which is to be returned to En Ze Jia Shi if it cannot obtain the production ratification from the SFDA due to any fault caused by Huicheng. The Company is waiting for China government’s approval for Clinical Trial for this drug now.

NOTE 14 – CONCENTRATIONS

Customer

No customer accounted for more than 10% of the Company’s total sales for the six and three months ended June 30, 2011 and 2010, respectively.

Suppliers

One major supplier provided approximately 18% of the Company’s purchases of raw materials and third party manufactured finished goods for the six months ended June 30, 2011 and the Company did not have any amount of advance to the supplier as of June 30, 2011.

One major supplier provided approximately 19% of the Company’s purchases of raw materials and third party manufactured finished goods for the six months ended June 30, 2010 and the Company did not have any amount of advance to the supplier as of June 30, 2010.

LOTUS PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

In July 2011, the Company issued 26,847 shares of its common stock to an attorney in connection with legal service rendered. The shares were valued at $0.45 per share on the grant date based on market price. In connection with the issuance of these shares, the Company recorded professional fees of $2,081 and reduced accrued expense by $10,000.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting policies were discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Note 1 to the unaudited condensed consolidated financial statements contained herein.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of the provisions in ASU 2011 -04 will have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of the provisions of this ASU will have a significant impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Revenues

Total net revenues for the six months ended June 30, 2011 were $31,611,677 as compared to total net revenues of $33,656,971 for the six months ended June 30, 2010, a decrease of $2,045,294 or 6.1%. For the six months ended June 30, 2011 and 2010, total net revenues consisted of the following:

	2011	2010
Wholesale	$23,309,677	$26,962,224
Retail	8,302,000	6,694,747
Total net revenues	$31,611,677	$33,656,971

Wholesale revenues by product categories were as follows ($ in thousands):

	Six Months Ended June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Mai Xin	$3,109	$4,552	$(1,443)	(32)%
Mu Xin	8	4,910	(4,902)	(100)%
Yipubishan	3,073	3,043	30	1%
Three drugs with exclusive distribution rights	7,282	3,640	3,642	100%
Twelve drugs with non-exclusive distribution rights	1,227	8,086	(6,859)	(85)%
Other miscellaneous drugs	8,611	2,731	5,880	215%
Total	$23,310	$26,962	$(3,652)	(14)%

For the six months ended June 30, 2011, wholesale revenues decreased $3,652,547 or 13.5%, compared to wholesale revenues for the six months ended June 30, 2010. The decrease was primarily attributable to a decrease in sales of approximately $4,902,000 from Mu Xin (an eye drop) which is one of our self-branded products since our sales quantity for Mu Xin decreased by approximately 100% due to the termination of our out-sourcing manufacture agreement, a decrease in sales of approximately $1,443,000 from Mai Xin (Valsartan) which is one of our self-branded products, though we lowered our wholesale distribution price for Mai Xin by 13.3% due to competitive conditions, our sales quantity for this drug decreased by 24.5%, and a decrease in sales of approximately $6,859,000 from twelve third party manufactured products distributed through our wholesale distribution channel for which we act as a non-exclusive wholesale distributor. For these twelve drugs, although we decreased our average wholesale distribution price by 11.8%, our total sales quantities decreased by 83.5%. This was partially offset by an increase in revenues of approximately $3,642,000 from three third party manufactured products (the names of these three drugs are Recombinant Human Erythropoietin Injection, Recombinant Human Interleukin-2 Injection and Recombinant Human Granulocyte Stimulating Factor Injection) for which we hold exclusive distribution rights, and an increase in revenues of approximately $5,880,000 from other miscellaneous drugs distributed through our wholesale distribution channel. For the three drugs for which we hold exclusive distribution rights, although we increased our average wholesale distribution price by 45.2%, our total sales quantities from the three drugs increased by 37.8%. We believe that, in the six months ended June 30, 2011, numerous drug sales agents sold drugs for which they hold non-exclusive rights in some regions in which they did not have any distribution rights. In order to compete with our competitors, we lowered our wholesales distribution price of these drugs for which we hold non-exclusive distribution rights and concentrated our sales efforts on these drugs for which we hold exclusive distribution rights and other miscellaneous drugs. As a result, our sales from the twelve drugs for which we hold non-exclusive distribution rights decreased and our sales from the three drugs for which we hold exclusive distribution rights and other miscellaneous drugs increased.

For the six months ended June 30, 2011, retail revenues increased by $1,607,253 or 24.0%, compared to retail revenues for the six months ended June 30, 2010. The increase was mainly attributable to an increase in revenue from our own ten drug stores of approximately $142,000 and an increase in revenue from our direct sales to other Over-the-Counter drug stores in Beijing of approximately $1,465,000. Due to the growth and success of our OTC Drug Division’s sales force, our retail revenues for the six months ended June 30, 2011 substantially increased. We expect our retail revenue from our own ten drug stores will remain at its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the future.

Cost of Revenues

Overall, cost of revenues for the six months ended June 30, 2011 increased $5,222,319 or 34.0% as compared to the total cost of revenues for the six months ended June 30, 2010. Our total cost of revenues as a percentage of total net revenues for the six months ended June 30, 2011 increased to 65.1% from 45.6% for the six months ended June 30, 2010.

Cost of revenues for our wholesale operations by product categories were as follows ($ in thousands):

	Six Months Ended June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Mai Xin	$1,153	$1,227	$(74)	(6)%
Mu Xin	1	1,518	(1,517)	(100)%
Yipubishan	505	333	172	52%
Three drugs with exclusive distribution rights	3,359	1,840	1,519	83%
Twelve drugs with non-exclusive distribution rights	514	3,020	(2,506)	(83)%
Other miscellaneous drugs	8,900	2,589	6,311	244%
Total	$14,432	$10,527	$3,905	37%

Cost of revenues as a percentage of net revenues from our wholesale operations increased to 61.9% for the six months ended June 30, 2011 from 39.0% for the six months ended June 30, 2010. The increase in cost of revenues as a percentage of net revenues from our wholesale operations was primarily attributable to: (i) In the six months ended June 30, 2011, we lowered our wholesales price of drugs for which we hold non-exclusive distribution rights as discussed above and decreased our wholesales price for the drugs Mai Xin (Valsartan) and Yipubishan; (ii) There was a slight increase in our unit cost; (iii) We lowered our wholesales price for other miscellaneous drugs distributed through our wholesale channel and caused a negative gross profit margin of approximately 3.4% from the wholesales of other miscellaneous drugs. We want to incentivize our wholesale distributors and earn their loyalties by lowering our wholesales price and letting our distributors get more profits from our lowered distribution price since competition is so keen. We expect the situation would be continued in the rest of fiscal 2011 until our Beijing new facility comes into use in fiscal 2012.

Cost of revenues as a percentage of net revenues from our retail operations for the six months ended June 30, 2011 increased to 74.0% from 72.0% for the six months ended June 30, 2010.  The increase was primarily attributable to the increase in our purchase price for retail drugs and our inability to pass the increase to our customers due to the China government’s restrictive controls on drugs sales prices. We expect our total cost of revenues as a percentage of total net revenues will remain in its current level in the near future.

Gross Profit

Overall, our gross profit for the six months ended June 30, 2011 was $11,039,978 or 34.9% of total net revenues, as compared to $18,307,591 or 54.4% of total net revenues for the six months ended June 30, 2010.

Gross profit margins for our wholesale operations by product categories were as follows:

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)
Mai Xin	62.9%	73.0%	(10.1)%
Mu Xin	87.5%	69.1%	18.4%
Yipubishan	83.6%	89.1%	(5.5)%
Three drugs with exclusive distribution rights	53.9%	49.5%	4.4%
Twelve drugs with non-exclusive distribution rights	58.1%	62.7%	(4.5)%
Other miscellaneous drugs	(3.4)%	5.2%	(8.6)%
Total	38.1%	61.0%	(22.9)%

Our gross profit from our wholesale operations for the six months ended June 30, 2011 was $8,877,737 or 38.1% of net wholesale revenues, as compared to $16,435,376 or 61.0% of net wholesale revenues for the six months ended June 30, 2010.

Our gross profit from our retail operations for the six months ended June 30, 2011 was $2,162,241 or 26.0% of net retail revenues, as compared to $1,872,215 or 28.0% of net retail revenues for the six months ended June 30, 2010.

Operating Expenses

Total operating expenses for the six months ended June 30, 2011 were $7,002,121, as compared to total operating expenses of $6,641,317 for the six months ended June 30, 2010, an increase of $360,804 or 5.4%. This increase included the following:

For the six months ended June 30, 2011, selling expenses amounted to $2,140,711 as compared to $4,544,112 for the six months ended June 30, 2010, a decrease of $2,403,401 or 52.9%. For the six months ended June 30, 2011, selling expenses as a percentage of total net revenues was 6.8% while for the six months ended June 30, 2010, selling expenses as a percentage of total net revenues was 13.5%. In the six months ended June 30, 2011, we decreased the unit price of those drugs for which we hold non-exclusive distribution rights as described in elsewhere of this report and we lowered the unit sale price of two self-branded products which are Mai Xin (Valsartan) and Yipubishan and we lowered our wholesales price for other miscellaneous drugs distributed through our wholesale channel. Therefore, our distributors can obtain greater profits from our lowered distribution price for these wholesale drugs and our distributors got less commission from us. In this way, we transferred a portion of our profits to our distributors instead of paying them commission. Namely, as a result of these lowered distribution prices, our sales representatives were able to profitably sell these drugs with our less payment of commission for their sales of these drugs. Therefore, our selling expenses as a percentage of total net revenues decreased significantly. We expect our selling expenses will maintain at its current level in the remaining part of fiscal 2011.

For the six months ended June 30, 2011, research and development expenses amounted to $1,419,224 as compared to $0 for the six months ended June 30, 2010. The increase was attributable to the research and development expenses for clinical trial of the Laevo-Bambuterol drug. We expect our research and development expense to continue to increase in the near future since the Laevo-Bambuterol drug is in clinical trials and Gliclazide-Controlled Release Tablets and Isosorbide Mononitrate Tablets are waiting for approval to initiate clinical trials.

For the six months ended June 30, 2011, general and administrative expenses were $3,442,186, as compared to general and administrative expenses of $2,097,205 for the six months ended June 30, 2010, an increase of $1,344,981 or 64.1%. These changes are summarized below:

	2011	2010
Salaries and related benefits	$1,516,619	$323,330
Amortization and depreciation expenses	818,773	889,539
Rent	154,926	151,186
Travel and entertainment	18,633	166
Professional fees	859,280	648,417
Other	73,955	84,567
Total	$3,442,186	$2,097,205

The primary changes in these expenses for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 included the following:

•

Salaries and related benefits increased $1,193,289 or 369.1%, which was mainly attributable to an increase in salaries of approximately $359,000 and an increase in bonus of approximately $834,000 which included a bonus paid to Dr. Liu, our Chief Executive Officer, of approximately $776,000. We increased our salaries and related benefits in order to motivate our staff and to ensure a stable and loyal work team for our long term benefit and success. We anticipate that our salaries and related benefits will remain at its current level in the near future.

•

Amortization of our intangible assets and depreciation on our property and equipment decreased by $70,766 or 8.0%, which was primarily attributable to the decrease in amortization from land use rights of approximately $269,000 offset by an increase in depreciation on fixed assets of approximately $198,000. During the six months ended June 30, 2011, we did not amortize the land use right which was held for development since it was not used in operations while we charged amortization of approximately $269,000 for the same land use right to general and administrative expenses in the six months ended June 30, 2010 as it was put in use in the period. For the six months ended June 30, 2011, we did not generate any production activity and we charged depreciation of approximately $198,000 from our manufacturing machinery and equipment to general and administrative expenses, whereas, for the six months ended June 30, 2010, we did not charge any depreciation from our manufacturing machinery and equipment to general and administrative expenses. In the fourth quarter of fiscal 2010, we charged depreciation for the whole fiscal year of 2010 from our manufacturing machinery and equipment to general and administrative expenses.

•

Travel and entertainment increased $18,467 or 11,124.7% which was mainly attributable to the increased travel expenses of approximately $18,000 for the six months ended June 30, 2011 due to the increased travel activities as compared to the travel and entertainment expenses for the six months ended June 30, 2010.

•

Professional fees increased $210,863 or 32.5%, which was primarily attributable to an increase in fees related to our consultants’ service of approximately $196,000 for corporate affairs and development, and an increase in fees paid for other miscellaneous service of approximately $15,000.

•

Other general and administrative expenses, which included office supplies, general management fees, car insurance, postage and other office expenses, decreased by $10,612 or 12.5% reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from Operations

As a result of forgoing, we reported income from operations of $4,037,857 for the six months ended June 30, 2011, as compared to income from operations of $11,666,274 for the six months ended June 30, 2010, a decrease of $7,628,417 or 65.4%.

Other Income (Expense)

For the six months ended June 30, 2011, we had a total net other expense of $28,853, as compared to a total net other expense of $144,928 for the six months ended June 30, 2010, a decrease of $116,075 or 80.1%. The change in total net other income (expense) was primarily attributable to:

•

For the six months ended June 30, 2011, we did not have any debt issuance costs, as compared to $52,226 for the six months ended June 30, 2010. The decrease was attributable to the decrease in amortization amount on debt issuance costs associated with the issuance of February 2008 Series A Convertible Preferred Stock for which we amortized on a 24-month period and began our amortization on the February 2008 debt issuance costs in March 2008. Therefore, the debt issuance costs were fully amortized in February 2010.

•

For the six months ended June 30, 2011, other income was $93,614 as compared to $396,942 for the six months ended June 30, 2010, a decrease of $303,328 or 76.4%. The other income was leasing income. We sublease certain portions of our retail stores and counter spaces to various other vendors which generate leasing revenue. The significant decrease in leasing income was primarily attributable to less spaces being rented out. In late 2010, the State Food and Drug Administration began to require that companies that produce and sell food and drug decrease the ratio of the area they rent out in these companies’ operation facility in order to prevent any defective food and drug from getting into Beijing. As a result, our leasing revenue decreased substantially.

•

For the six months ended June 30, 2011, interest expense was $124,033 as compared to $491,830 for the six months ended June 30, 2010, a decrease of $367,797 or 74.8%. The decrease in interest expense was primarily attributable to a decrease in amortization of debt discount associated with the February 2008 Series A Convertible Preferred Stock of approximately $151,000, a decrease in accrued dividend for the February 2008 Series A Convertible Preferred Stock of approximately $37,000, and a decrease in interest of approximately $185,000 from the beneficial conversion feature of the second year interest shares for the February 2008 Series A Convertible Preferred Stock, offset by an increase in interest of approximately $5,000 in connection with the related parties notes payable.

Income Taxes

For the six months ended June 30, 2011, our income tax expense was $149, as compared to $270,166 for the six months ended June 30, 2010, a decrease of $270,017 or 99.9%.  The decrease in income tax expense was mainly attributable to the decrease in taxable income generated by our operating entities.

Net Income

As a result of these factors, we reported net income of $4,008,855 for the six months ended June 30, 2011 as compared to net income of $11,251,180 for the six months ended June 30, 2010. This translated to basic earnings per common share of $0.14 and $0.44, and diluted earnings per common share of $0.14 and $0.42, for the six months ended June 30, 2011 and 2010, respectively.

Other Comprehensive Income

The functional currency of our operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). The financial statements of our operating subsidiaries and affiliates are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,123,775 for the six months ended June 30, 2011 as compared to $334,198 for the six months ended June 30, 2010. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had comprehensive income for the six months ended June 30, 2011 of $6,132,630, compared with $11,585,378 for the six months ended June 30, 2010.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Revenues

Total net revenues for the three months ended June 30, 2011 were $18,694,437 as compared to total net revenues of $18,906,493 for the three months ended June 30, 2010, a decrease of $212,056 or 1.1%. For the three months ended June 30, 2011 and 2010, total net revenues consisted of the following:

	2011	2010
Wholesale	$14,590,654	$15,464,138
Retail	4,103,783	3,442,355
Total net revenues	$18,694,437	$18,906,493

Wholesale revenues by product categories were as follows ($ in thousands):

	Three Months Ended June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Mai Xin	$1,345	$2,413	$(1,068)	(44)%
Mu Xin	—	2,589	(2,589)	(100)%
Yipubishan	1,480	1,869	(389)	(21)%
Three drugs with exclusive distribution rights	4,047	1,832	2,215	121%
Twelve drugs with non-exclusive distribution rights	—	4,043	(4,043)	(100)%
Other miscellaneous drugs	7,718	2,718	5,000	184%
Total	$14,590	$15,464	$(874)	(6)%

For the three months ended June 30, 2011, wholesale revenues decreased $873,484 or 5.6%, compared to wholesale revenues for the three months ended June 30, 2010. The decrease was primarily attributable to a decrease in sales of approximately $2,589,000 from Mu Xin (an eye drop) which is one of our self-branded products since our sales quantity for Mu Xin decreased by 100% due to the termination of our out-sourcing manufacture agreement, a decrease in sales of approximately $1,068,000 from Mai Xin (Valsartan) which is one of our self-branded products, although we lowered our wholesale distribution price for Mai Xin by 12.3% due to competitive conditions,  our sales quantity for the drug decreased by 36.4%, a decrease in sales of approximately $389,000 from Yipubishan which is one of our self-branded products, though we decreased our wholesale distribution price for Yipubishan by 10.3% in order to deal with competition, our sales quantity for this drug decreased by 11.7%, and a decrease in sales of approximately $4,043,000 from twelve third party manufactured products distributed through our wholesale distribution channel for which we act as a non-exclusive wholesale distributor since our sales quantity for these twelve drugs decreased by 100%. This was partially offset by an increase in revenues of approximately  $2,215,000 from three third party manufactured products (the names of these three drugs are Recombinant Human Erythropoietin Injection, Recombinant Human Interleukin-2 Injection and Recombinant Human Granulocyte Stimulating Factor Injection) for which we hold exclusive distribution rights, and an increase in revenues of approximately  $5,000,000 from other miscellaneous drugs distributed through our wholesale distribution channel. For the three drugs for which we hold exclusive distribution rights, although we increased our average wholesale distribution price by 45.6%, our total sales quantities from these three drugs increased by 51.7% In the second quarter of fiscal 2011, we concentrated our sales efforts on these drugs for which we hold exclusive distribution rights and other miscellaneous drugs. Therefore, our sales from the three drugs for which we hold exclusive distribution rights and other miscellaneous drugs increased. We expect our total wholesale revenue will maintain at its current quarter level in the remaining part of fiscal 2011.

For the three months ended June 30, 2011, retail revenues increased by $661,428 or 19.2%, compared to retail revenues for the three months ended June 30, 2010. The increase was mainly attributable to an increase in revenue from our own ten drug stores of approximately $14,000 and an increase in revenue from our direct sales to other Over-the-Counter drug stores in Beijing of approximately $647,000. Due to the growth and success of our OTC Drug Division’s sales force, our retail revenues for the second quarter of fiscal 2011 substantially increased. We expect our retail revenue from our own ten drug stores will remain in its current level with small growth and our retail revenue from our direct sales to other drug stores in Beijing will continue to increase in the future.

Cost of Revenues

Overall, cost of revenues for the three months ended June 30, 2011 increased $4,701,642 or 51.6% as compared to the total cost of revenues for the three months ended June 30, 2010. Our total cost of revenues as a percentage of total net revenues for the three months ended June 30, 2011 increased to 73.9% from 48.2% for the three months ended June 30, 2010.

Cost of revenues for our wholesale operations by product categories were as follows ($ in thousands):

	Three Months Ended June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Mai Xin	$551	$625	$(74)	(12)%
Mu Xin	—	789	(789)	(100)%
Yipubishan	252	203	49	24%
Three drugs with exclusive distribution rights	1,867	922	945	102%
Twelve drugs with non-exclusive distribution rights	—	1,508	(1,508)	(100)%
Other miscellaneous drugs	8,009	2,567	5,442	212%
Total	$10,679	$6,614	$4,065	61%

Cost of revenues as a percentage of net revenues from our wholesale operations increased to 73.2% for the three months ended June 30, 2011 from 42.8% for the three months ended June 30, 2010. The increase in cost of revenues as a percentage of net revenues from our wholesale operations was mainly attributable to: (i) In the second quarter of fiscal 2011, we decreased our wholesales price for drugs of Mai Xin (Valsartan) and Yipubishan; (ii) There was a slight increase in our unit cost; (iii) We lowered our wholesales price for other miscellaneous drugs distributed through our wholesale channel and caused a negative gross profit margin of approximately  3.8% from the wholesales of other miscellaneous drugs. We want to incentivize our wholesale distributors and earn their loyalties by lowering our wholesales price and letting our distributors get more profits from our lowered distribution price since competition is so keen. We expect the situation would be continued in the rest of fiscal 2011 until our Beijing new facility comes into use in fiscal 2012.

Cost of revenues as a percentage of net revenues from our retail operations for the three months ended June 30, 2011 increased to 76.2% from 72.4% for the three months ended June 30, 2010.  The increase was primarily attributable to the increase in our purchase price for retail drugs and our inability to pass the increase to our customers due to the China government’s restrictive controls on drugs sales prices. We expect our total cost of revenues as a percentage of total net revenues will remain in its current level in the near future.

Gross Profit

Overall, our gross profit for the three months ended June 30, 2011 was $4,887,044 or 26.1% of total net revenues, as compared to $9,800,742 or 51.8% of total net revenues for the three months ended June 30, 2010.

Gross profit margins for our wholesale operations by product categories were as follows:

	Three Months Ended June 30,		Increase
	2011	2010	(Decrease)
Mai Xin	59.0%	74.1%	(15.1)%
Mu Xin	—	69.5%	(69.5)%
Yipubishan	83.0%	89.1%	(6.2)%
Three drugs with exclusive distribution rights	53.9%	49.7%	4.2%
Twelve drugs with non-exclusive distribution rights	—	62.7%	(62.7)%
Other miscellaneous drugs	(3.8)%	5.6%	(9.3)%
Total	26.8%	57.2%	(30.4)%

Our gross profit from our wholesale operations for the three months ended June 30, 2011 was $3,911,223 or 26.8% of net wholesale revenues, as compared to $8,850,488 or 57.2% of net wholesale revenues for the three months ended June 30, 2010. We expect that our gross profit margin from our wholesale operations will maintain in its current quarter level in the near future.

Our gross profit from our retail operations for the three months ended June 30, 2011 was $975,821 or 23.8% of net retail revenues, as compared to $950,254 or 27.6% of net retail revenues for the three months ended June 30, 2010. We expect that our gross profit margin from our retail operations will maintain in its current quarter level in the near future.

Operating Expenses

Total operating expenses for the three months ended June 30, 2011 were $3,098,845, as compared to total operating expenses of $3,450,507 for the three months ended June 30, 2010, a decrease of $351,662 or 10.2%. This decrease included the following:

For the three months ended June 30, 2011, selling expenses amounted to $737,165 as compared to $2,375,159 for the three months ended June 30, 2010, a decrease of $1,637,994 or 69.0%. For the three months ended June 30, 2011, selling expenses as a percentage of total net revenues was 3.9% while for the three months ended June 30, 2010, selling expenses as a percentage of total net revenues was 12.6%. In the three months ended June 30, 2011, we decreased the unit price of those drugs for which we hold non-exclusive distribution rights as described in elsewhere in this report and decreased our wholesales price for drugs of Mai Xin (Valsartan) and Yipubishan and we lowered our wholesales price for other miscellaneous drugs distributed through our wholesale channel. Therefore, our distributors can obtain greater profits from our lowered distribution price for these wholesale drugs and our distributors got less commission from us. In this way, we transferred a portion of our profits to our distributors instead of paying them commission. Namely, as a result of these lowered distribution prices, our sales representatives were able to profitably sell these drugs with our less payment of commission for their sales of these drugs. Therefore, our selling expenses as a percentage of total net revenues decreased. We expect our selling expenses will maintain at its current level in the remaining part of fiscal 2011.

For the three months ended June 30, 2011, research and development expenses amounted to $691,793 as compared to $0 for the three months ended June 30, 2010. The increase was attributable to the research and development expenses for clinical trial of the Laevo-Bambuterol drug. We expect our research and development expense to continue to increase in the near future since the Laevo-Bambuterol drug is in clinical trials and Gliclazide-Controlled Release Tablets and Isosorbide Mononitrate Tablets are waiting for approval to initiate clinical trials.

For the three months ended June 30, 2011, general and administrative expenses were $1,669,887, as compared to general and administrative expenses of $1,075,348 for the three months ended June 30, 2010, an increase of $594,539 or 55.3%. These changes are summarized below:

	2011	2010
Salaries and related benefits	$730,983	$166,875
Amortization and depreciation expenses	410,946	444,727
Rent	77,948	75,607
Travel and entertainment	3,287	166
Professional fees	415,240	337,875
Other	31,483	50,098
Total	$1,669,887	$1,075,348

The primary changes in these expenses for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 included the following:

•

Salaries and related benefits increased $564,108 or 338.0%, which was mainly attributable to an increase in salaries of approximately $176,000 and an increase in bonus of approximately $388,000 which was paid to Dr. Liu, our Chief Executive Officer. We increased our salaries and related benefits in order to motivate our staff and to ensure a stable and loyal work team for our long term benefit and success. We anticipate that our salaries and related benefits will remain at its current level in the near future.

•

Amortization of our intangible assets and depreciation on our property and equipment decreased by $33,781 or 7.6%, which was primarily attributable to the decrease in amortization from land use rights of approximately $133,000 offset by an increase in depreciation on fixed assets of approximately $99,000. During the three months ended June 30, 2011, we did not amortize the land use right which was held for development since it was not used in operations while we charged amortization of approximately $133,000 for the same land use right to general and administrative expenses in the three months ended June 30, 2010 as it was put in use in the period. For the three months ended June 30, 2011, we did not generate any production activity and we charged depreciation of approximately $99,000 from our manufacturing machinery and equipment to general and administrative expenses, whereas, for the three months ended June 30, 2010, we did not charge any depreciation from our manufacturing machinery and equipment to general and administrative expenses. In the fourth quarter of fiscal 2010, we charged depreciation for the whole fiscal year of 2010 from our manufacturing machinery and equipment to general and administrative expenses.

•

Professional fees increased $77,365 or 22.9%, which was primarily attributable to an increase in fees related to our consultants’ service of approximately $71,000 for corporate affairs and development, and an increase in fees paid for other miscellaneous service of approximately $6,000.

•

Other general and administrative expenses, which included office supplies, general management fees, car insurance, postage and other office expenses, decreased by $18,615 or 37.2% reflecting efforts at reducing non-sales related corporate activities as well as stricter controls on corporate spending.

Income from Operations

As a result of forgoing, we reported income from operations of $1,788,199 for the three months ended June 30, 2011, as compared to income from operations of $6,350,235 for the three months ended June 30, 2010, a decrease of $4,562,036 or 71.8%.

Other Income (Expense)

For the three months ended June 30, 2011, we had a total net other expense of $14,428, as compared to a total net other income of $139,986 for the three months ended June 30, 2010, a decrease of $154,414 or 110.3%. The change in total net other income (expense) was primarily attributable to:

•

For the three months ended June 30, 2011, other income was $47,100 as compared to $198,508 for the three months ended June 30, 2010, a decrease of $151,408 or 76.3%. The other income was leasing income. We sublease certain portions of our retail stores and counter spaces to various other vendors which generate leasing revenue. The significant decrease in leasing income was primarily attributable to less spaces being rented out. In late 2010, the State Food and Drug Administration began to require that companies that produce and sell food and drug decrease the ratio of the area they rent out in these companies’ operation facility in order to prevent any defective food and drug from getting into Beijing. As a result, our leasing revenue decreased substantially.

•	For the three months ended June 30, 2011, interest expense was $62,404 as compared to $59,428 for the three months ended June 30, 2010, an increase of $2,976 or 5.0%.

Income Taxes

For the three months ended June 30, 2011, our income tax expense was $0, as compared to $167,959 for the three months ended June 30, 2010, a decrease of $167,959 or 100.0%.  Liang Fang did not generate any taxable income during the second quarter of fiscal 2011 while Liang Fang generated some taxable income during the second quarter of fiscal 2010. Therefore the income tax expense was zero for the second quarter of fiscal 2011.

Net Income

As a result of these factors, we reported net income of $1,773,771 for the three months ended June 30, 2011 as compared to net income of $6,322,262 for the three months ended June 30, 2010. This translated to earnings per common share of $0.06 and $0.24 (basic and diluted) for the three months ended June 30, 2011 and 2010, respectively.

Other Comprehensive Income

The functional currency of our operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). The financial statements of our operating subsidiaries and affiliates are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,546,706 for the three months ended June 30, 2011 as compared to $323,270 for the three months ended June 30, 2010. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had comprehensive income for the three months ended June 30, 2011 of $3,320,477, compared with $6,645,532 for the three months ended June 30, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At June 30, 2011 and December 31, 2010, we had a cash balance of $886,445 and $1,339,972, respectively. These funds are distributed in financial institutions located in China.

Our working capital decreased $160,033 to working capital deficit of $3,669,247 at June 30, 2011 from working capital deficit of $3,509,214 at December 31, 2010. This decrease in working capital is primarily attributed to:

•	a decrease in cash of approximately $454,000,

•	a decrease in prepaid expenses and other current assets of approximately $54,000,

•

an increase in taxes payable of approximately $5,297,000 which was mainly attributable to the increase in value-added taxes payable of approximately $4,814,000 and the increase in other taxes payable of approximately $488,000 offset by an increase in prepaid corporation income taxes of approximately $5,000,

•	an increase in unearned revenue of approximately $30,000,

•	an increase in due to related parties of approximately $144,000,

offset by

•	an increase in accounts receivable of approximately $2,905,000 due to the credit provided to more customers in order to encourage customers to purchase our product,

•	an increase in inventories of approximately $261,000,

•	a decrease in accounts payable of approximately $18,000,

•

a decrease in other payables and accrued liabilities of approximately $2,639,000 due to the payments made in fiscal 2011 to pay off the fiscal 2010 accrued sales commission of approximately $1,512,000 and the fiscal 2010 accrued employees bonus of approximately $907,000 and the fiscal 2010 accrued expenses for services of approximately $116,000 and the fiscal 2010 accrued payables for construction of approximately $121,000, offset by an increase in payables from other miscellaneous items of approximately $17,000.

The changes in asset and liabilities discussed above is based on a comparison of amounts on our balance sheets as of June 30, 2011 and December 31, 2010 and does not necessarily reflect changes in assets and liabilities reflected on our cash flow statement, for which we use the average foreign exchange rate during the period to calculate these changes.

Our balance sheet as of June 30, 2011 also reflects notes payable to related parties of $5,361,684 due on December 30, 2015 which was a series of working capital loans made to us since December 31, 2005 by the Company’s Chief Executive Officer, his wife, Chief Executive Officer’s father-in-law and two employees of the Company. These loans bear interest based on a floating annual interest rate, which is 80% of China bank interest rate and are unsecured. During the six months ended June 30, 2011, we did not repay any portion of the principal of these loan balances.

Net cash provided by operating activities for the six months ended June 30, 2011 was $6,654,189 as compared to net cash provided by operating activities of $8,908,338 for the six months ended June 30, 2010. For the six months ended June 30, 2011, net cash provided by operating activities was primarily attributable to net income of approximately $4,009,000 and the add back of non-cash charges such as: depreciation of approximately $211,000, amortization of intangible assets of approximately $607,000, common shares issued for service of approximately $708,000 and common shares issued for compensation of $1,388,000. In addition, the receipt of cash from changes in operating assets and  liabilities, such as: a decrease in prepaid expenses and other current assets of approximately $67,000, an increase in taxes payable of approximately $5,183,000 which was mainly attributable to the increase in value-added taxes payable, an increase in unearned revenue of approximately $18,000 and an increase in due to related parties of approximately $225,000, offset by the use of cash from changes in operating assets and liabilities, such as: an increase in accounts receivable of approximately $2,823,000 due to the credit provided to more customers in order to encourage customers to purchase our product, an increase in inventories of approximately $243,000, a decrease in accounts payable of approximately $18,000 and a decrease in other payables and accrued liabilities of approximately $2,679,000 mainly due to the payments made in fiscal 2011 for fiscal 2010 accrued sales commission, employees bonus and accrued expenses for service and accrued payables for construction.

For the six months ended June 30, 2010, net cash provided by operating activities was primarily attributable to net income of approximately $11,251,000 and the add back of non-cash charges, such as: depreciation of approximately $13,000, amortization of intangible assets of approximately $877,000, amortization of deferred debt issuance costs of approximately $52,000, amortization of discount on convertible redeemable preferred stock of approximately $152,000, interest expense attributable to beneficial conversion feature of preferred shares of approximately $185,000, common shares issued for service of approximately $120,000 and common shares issued for compensation of approximately $110,000. In addition, the receipt of cash from changes in operating assets and liabilities, such as: a decrease in prepaid expenses and other current assets of approximately $354,000, an increase in accounts payable of approximately $65,000, an increase in taxes payable of approximately $592,000 and an increase in due to related parties of approximately $166,000, offset by the use of cash from changes in operating assets and liabilities, such as: an increase in accounts receivable of approximately $3,240,000, an increase in inventories of approximately $638,000, a decrease in other payables and accrued liabilities of approximately $631,000 and a decrease in unearned revenue of approximately $520,000.

Net cash used in investing activities for the purchase of property and equipment for the six months ended June 30, 2011 and 2010 amounted to approximately $7,132,000 and $11,781,000, respectively.

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 was $0.

We reported a net decrease in cash for the six months ended June 30, 2011 of $453,527 as compared to a net decrease in cash of $2,867,016 for the six months ended June 30, 2010.

We estimate that our working capital is sufficient to fund our current operations for the next 12 months. Lotus East has historically funded its capital expenditures from its working capital. As of June 30, 2011, Lotus East has contractual commitments of approximately $52 million related to a Technology Transfer Agreement and the construction of the new facility in Inner Mongolia and a New Drug Patent Transfer Agreement and a research and development agreement. While it intends to fund the costs with its existing working capital associated with the Technology Transfer Agreement and the New Drug Patent Transfer Agreement and the research and development agreement and a portion of the construction of the new facility in Inner Mongolia, it is dependent upon the continued growth of its operations and prompt payment of outstanding accounts receivables by its customers to ensure that it has sufficient cash for these commitments. Our ability to fully fund the costs associated with the new facility in Inner Mongolia is materially dependent upon our ability to obtain secured bank financing and/or government grants and/or other third party financing.

There is no guarantee that Lotus East can obtain these financings on favorable terms at the right time. Although the Chinese government has announced an economic stimulation plan, there is no guarantee that we will be awarded the government grants successfully. While Lotus East’s management believes the Company will be successful in securing the necessary funding through its increasing revenue, faster collections on receivables, and continuing discussions with various commercial banks, there are no assurances that the funding will be available in the amounts or at the time required to meet Lotus East’s commitments. In the event that Lotus East is not successful in obtaining the funds it needs for the Technology Transfer Agreement and the New Drug Patent Transfer Agreement, it is possible that it could default under the terms of the two agreements and forfeit any funds paid to date. If Lotus East fails to obtain all of the funding necessary to complete the construction of the new facility in Inner Mongolia, which is estimated to be approximately $49.5 million in the next few years, it could get back approximately $34.6 million for the payments on the land use right, which is refundable if the Chinese local government does not grant it land use right certificate.

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

The following table summarizes our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Related parties indebtedness	$7,216,861	$1,855,177	$—	$5,361,684	$—
Interest payment on notes payable – related parties	$1,014,586	$—	$—	$1,014,586	$—
Technology purchase obligations	$1,701,732	$850,866	$850,866	$—	$—
New drug patent purchase obligations	$464,109	$464,109	$—	$—	$—
Construction obligations in Inner Mongolia	$49,504,950	$—	$18,564,356	$30,940,594	$—
Obligations from research and development agreement	$61,881	$61,881	$—	$—	$—
Total contractual obligations	$59,964,119	$3,232,033	$19,415,222	$37,316,864	$—

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

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses that we identified in internal control over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 28, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lotus Pharmaceuticals, Inc.

Date: August 12, 2011	By:	/s/ Zhongyi Liu
Zhongyi Liu
Chief Executive Officer and President, principal executive officer

Date: August 12, 2011	By:	/s/ Yan Zeng
Yan Zeng
Chief Financial Officer, principal financial officer